Form 10-Q
period 1996-09-30
TRIMARK HOLDINGS INC
filed 1996-11-01
CIK 863896

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended SEPTEMBER 30, 1996 or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ______________

                        Commission file number:  0-18613

                             TRIMARK HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   95-4272695
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

            2644 30TH STREET
        SANTA MONICA, CALIFORNIA                              90405
(Address of principal executive offices)                   (Zip code)

                                 (310) 314-2000
              (Registrant's telephone number, including area code)

                                    NO CHANGE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X             NO
                              -----              -----

As of October 25, 1996, 4,247,731 shares of Trimark Holdings, Inc. common stock were outstanding, excluding shares held by Trimark Holdings, Inc. as treasury stock.


                                       1
                             Exhibit Index:  Page 15

                             TRIMARK HOLDINGS, INC.

                                      INDEX


Part I.   Financial Information                                       Page No.


          Item 1.   Financial Statements:

          Consolidated Balance Sheets at September 30, 1996               3
            and June 30, 1996

          Consolidated Statements of Operations - Three                   4
            months ended September 30, 1996 and 1995

          Consolidated Statements of Cash Flows - Three                   5
            months ended September 30, 1996 and 1995

          Notes to Consolidated Financial Statements                     6-7

          Item 2.   Management's Discussion and Analysis of             8-12
            Financial Condition and Results of Operations


 Part II. Other Information

          Item 6.   Exhibits and Reports on Form 8-K                     13

                             TRIMARK HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    (Dollars in Thousands, Except Share Data)


                                                     September 30,    June 30,
                           Assets                        1996           1996
                           ------                    -------------  ------------
                                                      (Unaudited)

Cash and cash equivalents                              $      688     $      344
Accounts receivable, less allowances of
 $4,985 and $4,269, respectively                           13,624         12,457
Film costs, net (Note 2)                                   32,213         29,853
Deferred marketing costs                                    1,269          1,524
Inventories, net                                              427            624
Property and equipment at cost, less accumulated
 depreciation of $1,893 and $1,749, respectively              461            604
Other assets                                                2,972          2,995
                                                       ----------     ----------
                                                       $   51,654     $   48,401
                                                       ----------     ----------
                                                       ----------     ----------

         Liabilities and Stockholders' Equity
         ------------------------------------

Debt                                                  $    19,000     $   15,000
Accounts payable and accrued expenses                       2,295          2,191
Minimum guarantees and royalties payable                    3,820          4,639
Deferred income                                             1,909          2,144
Income taxes payable                                          216             77
                                                       ----------     ----------
   Total liabilities                                       27,240         24,051
                                                       ----------     ----------
Commitments and contingencies (Note 4)                         --            --
                                                       ----------     ----------

Stockholders' equity:
   Common stock, $.001 par value.  Authorized
   20,000,000 shares; 5,064,581 shares issued
   at September 30, 1996 and 5,064,581 shares
   issued at June 30, 1996                                      5              5
   Additional paid in capital                              15,385         15,385
   Preferred stock, $.01 par value.  Authorized
   2,000,000 shares; no shares issued and
   outstanding                                                 --            --
   Retained earnings                                       12,901         12,683
   Less treasury shares, at cost - 816,850 shares
   and 789,850 shares                                     (3,877)        (3,723)
                                                       ----------     ----------
   Stockholders' equity                                    24,414         24,350
                                                       ----------     ----------
                                                        $  51,654      $  48,401
                                                       ----------     ----------
                                                       ----------     ----------



           See accompanying notes to consolidated financial statements

                             TRIMARK HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                (Amounts in Thousands, Except Earnings Per Share)


                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                          1996           1995
                                                       ----------     ----------
                                                              (Unaudited)

Net revenues (Note 3)                                $    14,215    $    16,067

Film costs and distribution expenses                      10,928         12,624
                                                      ----------     ----------
   Gross profit                                            3,287          3,443
                                                      ----------     ----------


Operating expenses:
   Selling                                                 1,484          1,443
   General and administrative                              1,144          1,340
   Bad debt                                                  101            312
                                                      ----------     ----------
                                                           2,729          3,095
                                                      ----------     ----------
   Operating earnings                                        558            348

Other (income) expenses:
   Interest expense                                          213            271
   Interest and investment income                            (12)           (22)
   Minority interest                                          --            (37)
                                                      ----------     ----------
                                                             201            212
                                                      ----------     ----------
   Earnings before income taxes                              357            136

Income taxes                                                 139             54

                                                      ----------     ----------
   Net earnings                                      $       218    $        82
                                                      ----------     ----------
                                                      ----------     ----------
   Net earnings per common share                         $  0.05        $  0.02
                                                      ----------     ----------
                                                      ----------     ----------
   Average common and common equivalent shares
   outstanding used in computation above                   4,296          4,440
                                                      ----------     ----------
                                                      ----------     ----------


           See accompanying notes to consolidated financial statements

                             TRIMARK HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Dollars in Thousands)


                                                          Three Months Ended
                                                              September 30,
                                                       ------------------------
                                                          1996           1995
                                                       ---------       --------
                                                               (Unaudited)
Operating activities:
   Net earnings                                         $    218      $      82
   Adjustments to reconcile net earnings to
   net cash used by operating activities:
   Film amortization                                       6,333          7,994
   Depreciation and other amortization                       144             83
   Provision for returns                                     615            571
   Provision for bad debt                                    101            320
   Provision for inventory obsolescence                       37            (51)
   Minority interest in net earnings                          --            (37)
   Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable            (1,883)         4,057
    Additions to film costs                               (8,693)       (16,035)
    Decrease in deferred marketing costs                     255            258
    Decrease in inventories                                  160             34
    Decrease in other assets                                  23            705
    Increase (decrease) in accounts payable and
     accrued expenses                                        104            (66)
    (Decrease) increase in minimum guarantees and
     royalties payable                                      (819)         1,951
    Increase (decrease) in income taxes payable              139            (96)
    Decrease in deferred income                             (235)          (314)
                                                      ----------     ----------
   Net cash used  by operating activities                 (3,501)          (544)
                                                      ----------     ----------
Investing activities:
   Acquisition of property and equipment                      (1)           (75)
                                                      ----------     ----------
   Net cash used by investing activities                      (1)           (75)
                                                      ----------     ----------
Financing activities:
   Net increase in debt                                    4,000            --
   Exercise of stock options                                  --              2
   Purchase of treasury stock                               (154)          (170)
                                                      ----------     ----------
   Net cash provided (used) by financing activities        3,846           (168)
                                                      ----------     ----------

   Increase (decrease) in cash and cash equivalents          344           (787)

Cash and cash equivalents at beginning of period             344          1,735
                                                      ----------     ----------
Cash and cash equivalents at end of period            $      688     $      948
                                                      ----------     ----------
                                                      ----------     ----------



           See accompanying notes to consolidated financial statements

                             TRIMARK HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - THE COMPANY:

The consolidated financial statements of Trimark Holdings, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes filed with the Form 10K for the year ended June 30, 1996. Significant accounting policies used by the Company are summarized in Note (2) to the June 30, 1996 financial statements.

In the opinion of management, all adjustments required for a fair presentation of the financial position as of September 30, 1996 and the results of operations and cash flows for the periods ended September 30, 1996 and September 30, 1995 have been made and all adjustments were of a normal and recurring nature. Operating results for the quarter are not necessarily indicative of the operating results for a full year.



NOTE 2 - FILM COSTS:

Film costs, net of amortization, consist of the following:


                                 September 30,         June 30,
                                     1996                1996
                                 ------------        ------------
                                          (in thousands)

Released                            $  14,814           $  17,766
Completed not released                  7,078               3,065
In process and development             10,321               9,022
                                 ------------        ------------
                                    $  32,213           $  29,853
                                 ------------        ------------
                                 ------------        ------------

NOTE 3 - NET REVENUES:

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                  ------------------------------
                                     1996                1995
                                  ----------          ----------
                                          (IN THOUSANDS)
Domestic:
 Home video distribution            $  10,371           $   8,216
 Theatrical distribution                   16                  --
 Television distribution                1,373                 985
Foreign:
 All media                              1,549               6,856
Interactive:
 All media                                906                  10
                                 ------------        ------------
                                    $  14,215           $  16,067
                                 ------------        ------------
                                 ------------        ------------


NOTE 4 - COMMITMENTS & CONTINGENCIES:

The Company has entered into certain agreements which provide for royalty advances and promotional and advertising commitments totaling $34.3 million. If the conditions to these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to May 1997.


NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the three month period for:

                                             September 30,

                                       1996                1995
                                   ------------        ------------
                                             (in thousands)
Interest                               $  151              $  333
Income taxes                              125                 286

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET REVENUES: Net revenues for the quarter ended September 30, 1996 decreased $1.9 million or 11.5% compared with the quarter ended September 30, 1995. The decrease for the quarter was primarily due to decreases in net revenues from foreign distribution of $5.3 million partially offset by increases of $2.2 million from domestic home video. In the first three months of fiscal 1997, one
(1) motion picture, Leprechaun 4, was initially released into the foreign market compared with three (3) motion pictures released in the same time period in fiscal 1996.


Primarily as a result of continuing competition in the domestic home video market, the Company is focusing its resources on distributing an increased number of films with theatrical potential (both mainstream and specialized) and decreasing the releases of straight-to-video films. The initial slate of theatrical films are scheduled to begin release in January 1997.


GROSS PROFITS: The Company's gross profits for the quarter ended September 30, 1996 decreased $156,000 or 4.5% compared with the quarter ended September 30, 1995, primarily due to the decrease in net revenues. Gross profits as a percentage of net revenues, however, increased to 23% from 21% for the quarter ended September 30, 1996 compared with the prior year quarter. The Company anticipates that the domestic home video market will continue to be extremely competitive.

SELLING EXPENSES: The Company's selling expenses for the quarter ended September 30, 1996 increased $41,000 or 3% compared with the quarter ended September 30, 1995. The marginal increase reflects the Company's efforts to control overhead costs. This expense category, however, is expected to increase in future periods as the Company initiates marketing and distribution of its upcoming domestic theatrical slate. See "Liquidity and Capital Resources" for further discussion of the Company's upcoming theatrical releases. Selling expenses as a percentage of net revenues for the quarters ended September 30, 1996 and 1995 were 10% and 9%, respectively.

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the quarter ended September 30, 1996 decreased $196,000 or 15% compared with the quarter ended September 30, 1995. The decrease was primarily due to layoffs made in January 1996.

BAD DEBT EXPENSE: Bad debt expense decreased $211,000 or 68% for the quarter ended September 30, 1996, compared with the quarter ended September 30, 1995. The decrease was primarily due to additional reserves recorded for certain domestic video receivables in the three months ended September 30, 1995 without any similar reserves taken in the three months ended September 30, 1996.

INTEREST EXPENSE: Interest expense decreased $58,000 or 21% for the quarter ended September 30, 1996 compared with the quarter ended September 30, 1995. The decrease in interest expense was due to lower levels of borrowing under the credit facility for purposes of funding the costs associated with acquiring and distributing motion pictures. As of September 30, 1996, there was $19 million outstanding under the bank facility. See "Liquidity and Capital Resources."

INTEREST AND INVESTMENT INCOME: Interest and investment income decreased $10,000 or 45.5% for the quarter ended September 30, 1996 compared with the quarter ended September 30, 1995. The decrease is primarily due to interest income from federal tax returns received in the period ended September 30, 1995 without any comparable interest income in the period ended September 30, 1996.

NET EARNINGS: Net earnings increased $136,000 or 166% for the quarter ended September 30, 1996 compared with the quarter ended September 30, 1995. The increase for the quarter was primarily due to higher gross profit margins and decreased general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

In the three months ended September 30, 1996, the Company generated negative cash flow from operations primarily as a

LIQUIDITY AND CAPITAL RESOURCES

result of increased film inventory expenditures related to the Company's build up of its theatrical film slate and increased accounts receivable due to the timing of domestic video releases. In addition, the Company increased its bank borrowings by $4.0 million at September 30, 1996. The Company's cash requirements vary with the size and timing of delivery and minimum guarantee payments along with the timing of its home video, theatrical, television, international and interactive releases. In the three months ended September 30, 1996 the principal sources of funds have been provided by cash flow from operations and availability of the Company's credit line.

The Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., have a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank which expires November 1, 1996. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the Borrowing Base which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of .75% above Bank of America's prime rate or 2.25% above Bank of America's offshore dollar interbank rate for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of .3125% per annum. As of September 30, 1996 there was $19 million outstanding under the bank facility. The Company has entered into a commitment with The Chase Manhattan Bank to agent and arrange a $75 million syndicated revolving credit agreement. The Company believes the $75 million credit facility will provide sources of cash sufficient to maintain and expand its level of operations in accordance with the anticipated release schedule, as described below, and will be closed before January 1997. Consummation of the facility is subject to customary closing conditions, including satisfactory syndication arrangements. The Company believes the expiration date of its current credit facility will be extended until the new facility is in place.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1997, the Company plans to distribute approximately six (6) films in the domestic theatrical market, to release approximately 30 motion pictures into the domestic home video market, and to expand distribution in the sell-through market.

The Company has entered into certain contingent contractual obligations which provide for guaranteed royalty advances and print and advertising commitments of approximately $34.3 million at September 30, 1996.

Technicolor Videocassette, Inc. currently serves as the Company's video cassette duplicator and fulfillment contractor. Technicolor Videocassette, Inc. has a general lien on all of the Company's materials and products in its possession.

As of September 30, 1996, the Company had expended a total of $5.5 million in Trimark Interactive, its 90% owned subsidiary.

Management of the Company is conducting an ongoing strategic review of Trimark Interactive and has retained the financial advisory firm of Cruttenden Roth, Inc. to assist it in such review. The strategic review includes discussions with third parties regarding the merger or sale of all or part of Trimark Interactive. There can be no assurance that any such transaction will occur or as to the impact of such transaction on the Company's business

On December 6, 1994, the Company announced a stock repurchase program pursuant to which it could buy up to $1,250,000 of its outstanding Common Stock in the open market. During the three months ended September 30, 1996, the Company purchased 27,000 shares for approximately $154,000 under the repurchase program.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: General economic and business conditions, which will, among other things, impact demand for the Company's products; changes in public tastes, industry trends and demographic changes, which may influence the distribution and exhibition of films in certain areas; competition, including competition from major motion picture studios, which may affect the Company's ability to generate revenues; reliance on management and key personnel; consolidation in the retail video industry; new methods of distributing motion pictures; and other factors referenced in this Form 10-Q and the Form 10K filed for the year ended June 30, 1996.

                           PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:


Exhibit No                  Description
----------  ----------------------------------------------------------------

10.13 1990 Stock Option and Stock Appreciation Rights Plan of the Registrant, as amended to date.

10.32        Directors' Stock Option Plan of the Registrant as amended to date.

10.62 Non-Qualified Stock Option Agreement dated July 2, 1996, by and between the Registrant and Timothy Swain.

27           Financial Data Schedule.


     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TRIMARK HOLDINGS, INC.



                               By: /s/ James E. Keegan
                                   ----------------------------------
                                   James E. Keegan
                                   Senior Vice President - Finance
                                   and Chief Financial Officer
                                   (Principal Financial Officer
                                   and authorized to sign on
                                   behalf of the Registrant)


Date: November 1, 1996
      ----------------

                                INDEX TO EXHIBITS


Exhibit No              Description              Method of Filing
----------   ---------------------------------   ----------------

10.13        1990 Stock Option and Stock         filed herewith
             Appreciation Rights Plan of the     electronically
             Registrant, as amended to date.

10.32        Directors' Stock Option Plan of     filed herewith
             the Registrant as amended to date.  electronically

10.62        Non-Qualified Stock Option          filed herewith
             Agreement dated July 2, 1996, by    electronically
             and between the Registrant and
             Timothy Swain.

27           Financial Data Schedule.            filed herewith
                                                 electronically