Form 10-Q
period 1996-12-31
TRIMARK HOLDINGS INC
filed 1997-02-14
CIK 863896

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended DECEMBER 31, 1996 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

                              YES   X             NO
                                   ---               ---

As of February 10, 1997, 4,273,431 shares of Trimark Holdings, Inc. common stock were outstanding, excluding shares held by Trimark Holdings, Inc. as treasury stock.

                               Exhibit Index: Page 17

                                TRIMARK HOLDINGS, INC.

                                        INDEX


Part I.   Financial Information                                         Page No.

          Item 1.  Financial Statements:

          Consolidated Balance Sheets at December 31, 1996 and
            June 30, 1996                                                  3

          Consolidated Statements of Operations - Six months ended
            December 31, 1996 and 1995                                      4

          Consolidated Statements of Cash Flows - Six months ended
            December 31, 1996 and 1995                                      5

          Notes to Consolidated Financial Statements                       6-7

          Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8-13


Part II.  Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders    14

          Item 6.  Exhibits and Reports on Form 8-K                        15

                                TRIMARK HOLDINGS, INC.

                             CONSOLIDATED BALANCE SHEETS
                       ----------------------------------------
                      (Dollars in Thousands, Except Share Data)


                                                     December 31,  June 30,
                      Assets                            1996         1996
                  ----------                         -----------  -----------
                                                     (Unaudited)

Cash and cash equivalents                           $       701  $       344
Accounts receivable, less allowances of
 $4,556 and $4,269, respectively                         13,645       12,457
Film costs, net (Note 2)                                 37,872       29,853
Deferred marketing costs                                  1,323        1,524
Inventories, net                                            818          624
Property and equipment at cost, less accumulated
 depreciation of $1,947 and $1,749, respectively            524          604
Other assets                                              4,686        2,995
                                                     -----------  -----------
                                                   $     59,569 $     48,401
                                                     -----------  -----------
                                                     -----------  -----------

         Liabilities and Stockholders' Equity
       ---------------------------------------

Debt                                                $    31,500  $    15,000
Accounts payable and accrued expenses                     1,758        2,191
Minimum guarantees and royalties payable                  3,260        4,639
Deferred income                                           1,245        2,144
Income taxes payable                                         77           77
                                                     -----------  -----------
    Total liabilities                                    37,840       24,051
                                                     -----------  -----------
Commitments and contingencies (Note 4)                       --           --
                                                     -----------  -----------
Stockholders' equity:
  Common stock, $.001 par value.  Authorized
   20,000,000 shares; 5,067,581 shares issued
   at December 31, 1996 and 5,064,581 shares
   issued at June 30, 1996                                    5            5
  Additional paid in capital                             15,398       15,385
  Preferred stock, $.01 par value.  Authorized
   2,000,000 shares; no shares issued and
   outstanding                                               --           --
  Retained earnings                                      10,209       12,683
  Less treasury shares, at cost - 818,050 shares
   and 789,850 shares                                    (3,883)      (3,723)
                                                     -----------  -----------
    Stockholders' equity                                 21,729       24,350
                                                     -----------  -----------
                                                    $    59,569  $    48,401
                                                     -----------  -----------
                                                     -----------  -----------


             See accompanying notes to consolidated financial statements

                            TRIMARK HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                 (Amounts in Thousands, Except Loss Per Share)


                                                       Six Months Ended          Three Months Ended
                                                          December 31,              December 31,
                                                   ------------------------  ------------------------
                                                      1996            1995      1996         1995
                                                   -----------  -----------  -----------  -----------
                                                                     (Unaudited)
Net revenues (Note 3)                             $    30,495  $    32,911  $    16,280  $    16,844

Film costs and distribution expenses                   26,882       33,525       15,954       20,901
                                                   -----------  -----------  -----------  -----------
    Gross profit (loss)                                 3,613         (614)         326       (4,057)
                                                   -----------  -----------  -----------  -----------


Operating expenses:
  Selling                                               3,219        3,119        1,735        1,676
  General and administrative                            2,127        2,926          983        1,586
  Bad debt                                                223          (85)         122         (397)
                                                   -----------  -----------  -----------  -----------
                                                        5,569        5,960        2,840        2,865
                                                   -----------  -----------  -----------  -----------
     Operating loss                                    (1,956)      (6,574)      (2,514)      (6,922)

Other (income) expenses:
  Interest expense                                        567          548          354          277
  Interest and investment income                          (49)         (88)         (37)         (66)
  Minority interest                                       --           (38)          --           (1)
                                                   -----------  -----------  -----------  -----------
                                                          518          422          317          210
                                                   -----------  -----------  -----------  -----------
    Loss before income taxes                           (2,474)      (6,996)      (2,831)      (7,132)

Income taxes                                               --       (2,588)        (139)      (2,642)
                                                   -----------  -----------  -----------  -----------
     Net loss                                     $    (2,474) $    (4,408) $    (2,692) $    (4,490)
                                                   -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------

     Net loss per common share                    $     (0.58) $     (1.00) $     (0.63) $     (1.02)
                                                   -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------

      Average common and common equivalent shares
        outstanding used in computation above           4,250        4,420        4,251        4,399
                                                   -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------




             See accompanying notes to consolidated financial statements

                                TRIMARK HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    ---------------------------------------------
                                (Dollars in Thousands)


                                                         Six Months Ended
                                                           December 31,
                                                     ------------------------
                                                         1996         1995
                                                     -----------  -----------
                                                     (Unaudited)
Operating activities:
  Net loss                                          $    (2,474) $    (4,408)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Film amortization                                    18,760       22,266
    Depreciation and other amortization                     198          165
    Provision for returns                                    64        3,107
    Provision for bad debt                                  223          (89)
    Provision for inventory obsolescence                   (398)         149
    Minority interest in net loss                            --          (38)
    Change in operating assets and liabilities:
      Increase in accounts receivable                    (1,475)      (1,508)
      Additions to film costs                           (26,779)     (18,557)
      Decrease in deferred marketing costs                  201          655
      Decrease (increase) in inventories                    204         (176)
      Increase in other assets                           (1,691)      (1,356)
      (Decrease) increase in accounts payable and
        accrued expenses                                   (433)         128
      (Decrease) increase in minimum guarantees and
        royalties payable                                (1,379)         126
      Decrease in income taxes payable                       --       (1,119)
      (Decrease) increase in deferred income               (899)         193
                                                     -----------  -----------
       Net cash used  by operating activities           (15,878)        (462)
                                                     -----------  -----------
Investing activities:
  Acquisition of property and equipment                    (118)        (191)
                                                     -----------  -----------
       Net cash used by investing activities               (118)        (191)
                                                     -----------  -----------
Financing activities:
  Net increase in debt                                   16,500        1,000
  Exercise of stock options                                  13            2
  Purchase of treasury stock                               (160)        (429)
                                                     -----------  -----------
       Net cash provided by financing activities         16,353          573
                                                     -----------  -----------

  Increase (decrease) in cash and cash equivalents          357          (80)

Cash and cash equivalents at beginning of period            344        1,735
                                                     -----------  -----------
Cash and cash equivalents at end of period          $       701  $     1,655
                                                     -----------  -----------
                                                     -----------  -----------


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

In the opinion of management, all adjustments required for a fair presentation of the financial position as of December 31, 1996 and the results of operations and cash flows for the periods ended December 31, 1996 and December 31, 1995 have been made and all adjustments were of a normal and recurring nature. Operating results for the quarter are not necessarily indicative of the operating results for a full year.



NOTE 2 - FILM COSTS:

Film costs, net of amortization, consist of the following:

                                                December 31,     June 30,
                                                    1996           1996
                                                -------------  -------------
                                                       (in thousands)

Released                                          $  20,011      $  17,766
Completed not released                                7,907          3,065
In process and development                            9,954          9,022
                                                -------------  -------------
                                                  $  37,872      $  29,853
                                                -------------  -------------

NOTE 3 - NET REVENUES:

                                                        Six months ended              Three months ended
                                                         December 31,                    December 31
                                                   -------------------------     -------------------------
                                                      1996            1995          1996           1995
                                                   ----------     ----------     ----------     ----------
                                                                       (in thousands)
Domestic:
 Home video distribution                             $17,730        $17,659       $  7,359       $  9,443
 Theatrical distribution                                  50            178             34            178
 Television distribution                               3,410          1,984          2,037            999
Foreign:
 All media                                             8,238         10,989          6,689          4,133
Interactive:
 All media                                             1,067          2,101            161          2,091
                                                   ----------     ----------     ----------     ----------
                                                     $30,495        $32,911        $16,280        $16,844
                                                   ----------     ----------     ----------     ----------


NOTE 4 - COMMITMENTS & CONTINGENCIES:

The Company has entered into certain agreements which provide for royalty advances and promotional and advertising commitments totaling $20.7 million. If the conditions to these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to June 1997.


NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the six month period for:

                                                            December 31,
                                                       1996           1995
                                                   -------------  --------------
                                                           (in thousands)

Interest                                              $  875         $  572
Income taxes                                             268            766

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET REVENUES: Net revenues for the six months and quarter ended December 31, 1996 decreased $2.4 million or 7.3% and $564,000 or 3.3%, respectively, compared with the same periods in fiscal 1996. The decrease for the six month period was primarily due to decreases in net revenues from foreign distribution and interactive distribution of $2.8 million and $1.0 million, respectively, partially offset by an increase in domestic television distribution of $1.4 million. The decrease in foreign net revenues was primarily due to the timing of releases. In the first six months of fiscal 1997, three (3) motion pictures, "Leprechaun 4," "Never Ever" and "Warrior of Waverly Street" were initially released into the foreign market, whereas four (4) motion pictures were released in the same time period in fiscal 1996. In the fiscal 1996 period interactive revenues primarily reflect the initial release of the Windows 95 version of the interactive title "The Hive." The fiscal 1997 interactive revenues primarily reflect the initial release of the Sony PlayStation version of "The Hive." The increase in domestic television net revenue was primarily due to the release of the motion picture "The Dentist" as a cable premier in the first six months of fiscal 1997 without the release of a cable premier in the first six months of fiscal 1996.

The decrease in net revenues for the quarter ended December 31, 1997 was primarily due to decreases from domestic home video and interactive distribution of $2.1 million and $1.9 million, respectively, partially offset by increases of $2.6 million and $1.0 million from foreign and domestic television distribution, respectively. In the quarter ended December 31, 1996 seven (7) motion pictures were initially released into the domestic home video marketplace compared with nine (9) motion pictures released in the same time period in fiscal 1996. The decrease in interactive revenues was primarily due to the initial release in the fiscal 1996 period of the Windows 95 version of the interactive title "The Hive" without a corresponding major title new release in the fiscal 1997 quarter. Foreign revenue increased primarily due to the initial release of two (2) titles to the foreign market in the fiscal 1997 period, including Trimark's highest budgeted production to date "Warrior of Waverly Street" compared to one (1) motion picture initially released to the

RESULTS OF OPERATIONS

foreign marketplace in the corresponding fiscal 1996 period. The increase in domestic television revenue was primarily due to the release of the motion picture "The Dentist" as a cable premier in the quarter without the release of a cable premier in the quarter ended December 31, 1995.

Primarily as a result of continuing competition in the domestic home video market, the Company is focusing its resources on distributing an increased number of films with theatrical potential (both mainstream and specialized) and decreasing the releases of straight-to-video films. The initial slate of theatrical films began release in January 1997.


GROSS PROFIT: The Company's gross profits for the six months ended December 31, 1996 increased $4.2 million (from a loss of $614,000) compared with the same period in fiscal 1996. The Company's gross profit for the three months ended December 31, 1996 increased $4.4 million (from a loss of $4.1 million) compared with the same period in fiscal 1996. The gross profit for the quarter ended December 31, 1996 included a $3.0 million charge associated with the January 1997 theatrical release of "Meet Wally Sparks" and a reduction of the inventory obsolescence reserve due to the salability of inventory. The prior year losses were primarily due to write downs associated with the video releases of "Death Machine" and "Kids", the disappointing performances of additional home video titles released during the periods, a return reserve recorded for the Windows 95 version of the interactive title "The Hive", and write downs associated with foreign distribution. The Company anticipates that the domestic home video market will continue to be extremely competitive.


SELLING EXPENSES: The Company's selling expenses for the six months and quarter ended December 31, 1996 increased $100,000 or 3.2% and $59,000 or 3.5%, respectively, compared with the same periods in fiscal 1996. The increases reflect the increase in theatrical operations partially offset by the decrease in interactive operations. Management of the Company is conducting an ongoing strategic review of Trimark Interactive and has retained a financial advisory firm to assist it in such review. The strategic review includes discussions with third parties

RESULTS OF OPERATIONS

regarding the potential merger or sale of all or part of Trimark Interactive. There can be no assurance that any such transaction will occur or as to the impact of such transaction on the Company's business.

This expense category is anticipated to increase in future periods in connection with the Company's release of its upcoming domestic theatrical slate. See "Liquidity and Capital Resources" for further discussion of the Company's upcoming theatrical releases.

Selling expenses as a percentage of net revenues for the six month periods ended December 31, 1996 and 1995 were 10.6% and 9.5%, respectively, and for the quarters ended December 31, 1996 and 1995 were 10.7% and 10.0%, respectively.


GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the six months and quarter ended December 31, 1996 decreased $799,000 or 27.3% and $603,000 or 38.0%, respectively, compared with the same periods in fiscal 1996. The decreases were primarily due to a Company reorganization undertaken in January 1996.


BAD DEBT EXPENSE: Bad debt expense for the six months ended December 31, 1996 was $223,000. Bad debt expense for the quarter ended December 31, 1996 was $122,000. Bad debt expenses primarily represent reserves taken against domestic video and foreign sales.


INTEREST EXPENSE: Interest expense for the six months and quarter ended December 31, 1996 increased $19,000 or 3.5% and $77,000 or 27.8%, respectively, compared with the same periods in fiscal 1996. The increase in interest expense was due to higher levels of borrowing under the Company's credit facility for purposes of funding the costs associated with the acquisition and distribution of theatrical motion pictures. As of December 31, 1996, there was $31.5 million outstanding under the credit facility. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

INTEREST AND INVESTMENT INCOME: Interest and investment income for the six months and quarter ended December 31, 1996 decreased $39,000 or 44.3% and $29,000 or 43.9%, respectively, compared with the same periods in fiscal 1996. The decreases were due to interest income from federal tax returns received in the fiscal 1996 periods without any comparable interest income in the fiscal 1997 periods.


NET LOSS: The Company's net loss for the six months ended December 31, 1996 was $2.5 million. The Company's net loss for the three months ended December 31, 1996 was $2.7 million. The fiscal 1997 losses were primarily due to a $3.0 million write down associated with the January 1997 theatrical release of "Meet Wally Sparks." The prior year losses were associated with the Company's performance in the domestic home video and interactive markets.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended December 31, 1996, the Company increased film inventory expenditures which were incurred to build up its theatrical film slate which contributed significantly to the negative cash flow from operations. To fund these film costs the Company increased its bank borrowings by $16.5 million for the six months ended December 31, 1996. The Company's cash requirements vary with the size and timing of delivery and minimum guarantee payments along with the timing of its home video, theatrical, television, international and interactive releases. In the six months ended December 31, 1996 the principal sources of funds have been provided by availability of the Company's credit line.

The Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., on December 20, 1996 entered into a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank which replaced a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank. The credit facility expires December 19, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the Borrowing Base which

LIQUIDITY AND CAPITAL RESOURCES

is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.25% above Chase Manhattan's prime rate or 2.25% above Chase Manhattan's London Interbank Market for Eurodollars rate for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.375% per annum. As of December 31, 1996 there was $31.5 million outstanding under the bank facility.

The Company believes that its present sources of working capital will be sufficient to maintain and expand its level of operations in accordance with the anticipated release schedule, as described below.

During fiscal 1997, the Company plans to distribute approximately six (6) films in the domestic theatrical market, to release approximately 30 motion pictures into the domestic home video market, and to expand distribution in the sell-through market.

The Company has entered into certain contingent contractual obligations which provide for guaranteed royalty advances and print and advertising commitments of approximately $20.7 million at December 31, 1996. The Company's new credit facility is designed to fund certain motion picture acquisitions and related costs previously recognized only as contingent obligations. Accordingly, the Company anticipates borrowing approximately $7.1 million under its credit facility to convert a portion of these contingent liabilities to debt in the quarter ended March 31, 1997.

Technicolor Videocassette, Inc. currently serves as the Company's video cassette duplicator and fulfillment contractor. Technicolor Videocassette, Inc. has a general lien on all of the Company's materials and products in its possession.

As of December 31, 1996, the Company had expended a total of $5.6 million (approximately $400,000 expended in fiscal 1997) in Trimark Interactive, its 90% owned subsidiary.

LIQUIDITY AND CAPITAL RESOURCES


Management of the Company is conducting an ongoing strategic review of Trimark Interactive and has retained a financial advisory firm to assist it in such review. The strategic review includes discussions with third parties regarding the potential merger or sale of all or part of Trimark Interactive. There can be no assurance that any such transaction will occur or as to the impact of such transaction on the Company's business.

On December 6, 1994, the Company announced a stock repurchase program pursuant to which it could buy up to $1,250,000 of its outstanding Common Stock in the open market. During the six months ended December 31, 1996, the Company purchased 28,200 shares for approximately $159,000 under the repurchase program.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: General economic and business conditions, which will, among other things, impact demand for the Company's products; changes in public tastes, industry trends and demographic changes, which may influence the distribution and exhibition of films in certain areas; public reaction to and acceptance of the Company's video, theatrical and television product, which will impact the Company's revenues; competition, including competition from major motion picture studios, which may affect the Company's ability to generate revenues; reliance on management and key personnel; consolidation in the retail video industry; new methods of distributing motion pictures; and other factors referenced in this Form 10-Q and the Form 10K filed for the year ended June 30, 1996.

                             PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.


The 1996 annual meeting of stockholders of the Registrant occurred on November 22, 1996. The following matters were voted upon at the meeting: the election as directors of the Registrant of each of Mark Amin, Johan A. Wassenaar, Gordon Stulberg, Matthew H. Saver and Tofigh Shirazi; and the ratification of the appointment of Price Waterhouse LLP as independent accountants of the Registrant. The results of the voting were as follows:



                                              VOTES                    BROKER
                                              -----                    ------
 MATTER VOTED                  VOTES FOR    AGAINST     ABSTAINED   NON-VOTES
-------------                  ---------    -------     ---------   ---------

Election of                    3,925,302         --            --          --
Mark Amin

Election of                    3,925,302         --            --          --
Johan A. Wassenaar

Election of                    3,925,302         --            --          --
Gordon Stulberg

Election of                    3,925,302         --            --          --
Matthew H. Saver

Election of                    3,925,302         --            --          --
Tofigh Shirazi

Ratification of                3,924,572      4,000           880          --
Price Waterhouse
LLP

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

EXHIBIT NO                              DESCRIPTION
----------   -------------------------------------------------------------------

10.63 Employment Agreement, dated August 30, 1995, by and between Trimark Pictures, Inc., a California corporation and Sergio Aguero, as amended to date.

10.64          Amendment No. 3 to credit agreement, dated October 31, 1996.

10.65 Credit, Security, Guaranty and Pledge Agreement, dated December 20, 1996, by and between the Registrant's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., and The Chase Manhattan Bank, as Administrative Agent and Fronting Bank.

27             Financial Data Schedule.


     (b)       Reports on Form 8-K:

               On October 21, 1996, Trimark Holdings, Inc. filed a report dated October 9, 1996 under Item 5, announcing that it has entered into a commitment with The Chase Manhattan Bank to agent and arrange a $75 million syndicated revolving credit agreement.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TRIMARK HOLDINGS, INC.



                                             By: /s/ James E. Keegan
                                                 -------------------------------
                                                 James E. Keegan
                                                 Senior Vice President - Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer
                                                 and authorized to sign on
                                                 behalf of the Registrant)


Date: February 12, 1997
      -----------------

                                  INDEX TO EXHIBITS


EXHIBIT NO     DESCRIPTION                                     METHOD OF FILING

10.63       Employment Agreement, dated August 30, 1995, by      filed herewith
            and between Trimark Pictures, Inc., a California     electronically
            corporation and Sergio Aguero, as amended to date.

10.64       Amendment No. 3 to credit agreement, dated           filed herewith
            October 31, 1996.                                    electronically

10.65       Credit, Security, Guaranty and Pledge Agreement,     filed herewith
            dated December 20, 1996, by and between the          electronically
            Registrant's principal operating subsidiaries,
            Trimark Pictures, Inc. and Trimark Television,
            Inc., and The Chase Manhattan Bank, as
            Administrative Agent and Fronting Bank.

27          Financial Data Schedule.                             filed herewith
                                                                 electronically