Form 10-Q
period 1997-03-31
TRIMARK HOLDINGS INC
filed 1997-05-14
CIK 863896

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended MARCH 31, 1997 OR

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

As of May 9, 1997, 4,140,881 shares of Trimark Holdings, Inc. common stock were outstanding, excluding shares held by Trimark Holdings, Inc. as treasury stock.

                            Exhibit Index:  Page 17

                             TRIMARK HOLDINGS, INC.

                                     INDEX

Part I.   Financial Information                             Page No.

          Item 1.  Financial Statements:

          Consolidated Balance Sheets at March 31,             3
               1997 and June 30, 1996

          Consolidated Statements of Operations -              4
               Nine months ended March 31, 1997 and 1996

          Consolidated Statements of Cash Flows -              5
               Nine months ended March 31, 1997 and 1996

          Notes to Consolidated Financial Statements          6-7

          Item 2.  Management's Discussion and               8-13
               Analysis of Financial Condition and
               Results of Operations

          Item 3.  Quantitative and Qualitative              not
               Disclosures about Market Risk              applicable

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K         14-15

                             TRIMARK HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
             ------------------------------------------------------
                   (Dollars in Thousands, Except Share Data)


                                                                  March 31,    June 30,
                                                                   1997         1996
                                                                  ---------    --------
                                                                 (Unaudited)
                   Assets
                   ------
Cash and cash equivalents                                        $     477     $   344
Accounts receivable, less allowances of
 $4,549 and $4,269, respectively                                    15,570      12,457
Film costs, net (Note 2)                                            55,547      29,853
Deferred marketing costs                                             1,804       1,524
Inventories, net                                                       582         624
Property and equipment at cost, less accumulated
 depreciation of $1,968 and $1,749, respectively                       572         604
Other assets                                                         5,169       2,995
                                                                   -------     -------
                                                                   $79,721     $48,401
                                                                   =======     =======

      Liabilities and Stockholders' Equity
      ------------------------------------

Debt                                                           $    44,000     $15,000
Accounts payable and accrued expenses                                9,684       2,191
Minimum guarantees and royalties payable                             3,174       4,639
Deferred income                                                      1,144       2,144
Income taxes payable                                                   386          77
                                                                   -------     -------
    Total liabilities                                               58,388      24,051
                                                                   -------     -------
Commitments and contingencies (Note 4)                                 --          --
                                                                   -------     -------
Stockholders' equity:
  Common stock, $.001 par value.  Authorized
   20,000,000 shares; 5,093,081 shares issued
   at March 31, 1997 and 5,064,581 shares
   issued at June 30, 1996                                               5           5
  Additional paid in capital                                        15,460      15,385
  Preferred stock, $.01 par value.  Authorized
   2,000,000 shares; no shares issued and
   outstanding                                                          --          --
  Retained earnings                                                 10,293      12,683
  Less treasury shares, at cost - 950,900 shares
   and 789,850 shares                                               (4,425)     (3,723)
                                                                   -------     -------
    Stockholders' equity                                            21,333      24,350
                                                                   -------     -------
                                                                   $79,721     $48,401
                                                                   =======     =======




          See accompanying notes to consolidated financial statements

                             TRIMARK HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
    -----------------------------------------------------------------------
            (Amounts in Thousands, Except (Loss) Earnings Per Share)


                                                      Nine Months Ended        Three Months Ended
                                                          March 31,                March 31,
                                                     --------------------     -------------------
                                                       1997         1996        1997        1996
                                                     -------      -------     -------     -------
                                                                    (Unaudited)
Net revenues (Note 3)                                 $44,127      $46,428     $13,632     $13,517

Film costs and distribution expenses                   36,834       44,466       9,952      10,941
                                                      -------      -------     -------     -------
    Gross profit                                        7,293        1,962       3,680       2,576
                                                      -------      -------     -------     -------


Operating expenses:
 Selling                                                5,043        4,750       1,824       1,631
 General and administrative                             3,285        3,975       1,158       1,049
 Bad debt                                                 295         (525)         72        (440)
                                                      -------      -------     -------     -------
                                                        8,623        8,200       3,054       2,240
                                                      -------      -------     -------     -------
   Operating (loss) earnings                           (1,330)      (6,238)        626         336

Other (income) expenses:
 Interest expense                                       1,122          765         555         217
 Interest and investment income                           (62)         (92)        (13)         (4)
 Minority interest                                         --          (38)         --          --
                                                      -------      -------     -------     -------
                                                        1,060          635         542         213
                                                      -------      -------     -------     -------
  (Loss) earnings before income taxes                  (2,390)      (6,873)         84         123

Income taxes                                               --       (2,543)         --          45
                                                      -------      -------     -------     -------
   Net (loss) earnings                                $(2,390)     $(4,330)    $    84     $    78
                                                      =======      =======     =======     =======

   Net (loss) earnings per common share               $ (0.56)     $(1.01)     $  0.02     $  0.02
                                                      =======      =======     =======     =======

    Average common and common equivalent shares
     outstanding used in computation above              4,240        4,288       4,244       4,393
                                                      =======      =======     =======     =======




          See accompanying notes to consolidated financial statements

                             TRIMARK HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     ---------------------------------------------------------------------
                             (Dollars in Thousands)


                                                           Nine Months Ended
                                                               March 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
                                                             (Unaudited)
Operating activities:
 Net loss                                                $ (2,390)   $ (4,330)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Film amortization                                       27,428      29,050
   Depreciation and other amortization                        219         249
   Provision for returns                                      (16)      1,050
   Provision for bad debt                                     296        (671)
   Provision for inventory obsolescence                      (494)        251
   Minority interest in net loss                               --         (38)
   Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable             (3,393)      6,931
    Additions to film costs                               (53,122)    (23,398)
    (Increase) decrease in deferred marketing costs          (280)        690
    Decrease (increase) in inventories                        536        (522)
    Increase in other assets                               (2,174)     (1,347)
    Increase (decrease) in accounts payable and
      accrued expenses                                      7,493        (799)
    Decrease in minimum guarantees and
      royalties payable                                    (1,465)     (1,816)
    Increase (decrease) in income taxes payable               309      (1,119)
    (Decrease) increase in deferred income                 (1,000)      1,544
                                                         --------    --------
     Net cash (used) provided by operating activity       (28,053)      5,725
                                                         --------    --------
Investing activities:
 Acquisition of property and equipment                       (187)       (255)
                                                         --------    --------
     Net cash used by investing activities                   (187)       (255)
                                                         --------    --------
Financing activities:
 Net increase (decrease) in debt                           29,000      (5,000)
 Exercise of stock options                                     75          34
 Purchase of treasury stock                                  (702)       (429)
                                                         --------    --------
     Net cash provided (used) by financing activity        28,373      (5,395)
                                                         --------    --------

 Increase in cash and cash equivalents                        133          75

Cash and cash equivalents at beginning of period              344       1,735
                                                         --------    --------
Cash and cash equivalents at end of period               $    477    $  1,810
                                                         ========    ========



          See accompanying notes to consolidated financial statements

                             TRIMARK HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - THE COMPANY:
---------------------

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

In the opinion of management, all adjustments required for a fair presentation of the financial position as of March 31, 1997 and the results of operations and cash flows for the periods ended March 31, 1997 and March 31, 1996 have been made and all adjustments were of a normal and recurring nature. Operating results for the quarter are not necessarily indicative of the operating results for a full year.



NOTE 2 - FILM COSTS:
--------------------

Film costs, net of amortization, consist of the following:

                                March 31,    June 30,
                                  1997         1996
                                ---------    ---------
                                     (in thousands)
Released                        $  28,648    $  17,766
Completed not released              6,730        3,065
In process and development         20,169        9,022
                                ---------    ---------
                                $  55,547    $  29,853
                                ---------    ---------

NOTE 3 - NET REVENUES:
----------------------

                           Nine months ended     Three months ended
                                March 31,              March 31,
                           ----------------------------------------
                                 1997      1996      1997      1996
                                 ----      ----      ----      ----
                                         (in thousands)
Domestic:
 Home video distribution      $26,161   $28,005   $ 8,431   $10,346
 Theatrical distribution        2,027       229     1,977        51
 Television distribution        4,389     3,683       979     1,699
Foreign:
 All media                     10,185    12,298     1,947     1,309
Interactive:
 All media                      1,365     2,213       298       112
                              -------   -------   -------   -------
                              $44,127   $46,428   $13,632   $13,517
                              -------   -------   -------   -------

NOTE 4 - COMMITMENTS & CONTINGENCIES:
-------------------------------------

The Company has entered into certain agreements which provide for royalty advances and promotional and advertising commitments totaling $4.4 million. If the conditions to these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to January 1998.


NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-----------------------------------------------------------

Cash paid during the nine month period for:

                                                   March 31,
                                                1997           1996
                                                ----           ----
                                                   (in thousands)
Interest                                      $1,582         $  811
Income taxes                                     376          1,222

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET REVENUES: Net revenues for the quarter ended March 31, 1997 increased $115,000 or 0.9% compared with the same period in fiscal 1996. The increase was primarily due to increases in domestic theatrical revenue partially offset by decreases in domestic home video revenue. Net revenues for the nine months ended March 31, 1997 decreased $2.3 million or 5.0% compared with the same period in fiscal 1996. The decrease for the nine month period was primarily due to decreases in net revenues from foreign distribution, domestic home video distribution and interactive distribution of $2.1 million, $1.8 million and $848,000, respectively, partially offset by an increase in domestic theatrical distribution and television distribution of $1.8 million and $751,000, respectively. The decrease in foreign net revenues was primarily due to the timing of releases. In the first nine months of fiscal 1997, three (3) motion pictures, "Leprechaun 4," "Never Ever" and "Warrior of Waverly Street" were initially released into the foreign market, whereas five (5) motion pictures were released in the same time period in fiscal 1996. The decrease in domestic home video net revenues for the nine month period ended March 31, 1997 was primarily due to seven (7) titles released in the quarter ended March 31, 1997 as compared to nine (9) titles released in the three months ended March 31, 1996 partially offset by the recognition of revenue from a laser-disc sublicense agreement. Interactive revenues for the nine months ended March 31, 1997 primarily reflect the initial release of the Sony PlayStation version of "The Hive," whereas for the nine months ended March 31, 1996 interactive revenues primarily reflect the initial release of the Windows 95 version of "The Hive." The increase in domestic theatrical net revenue was primarily due to the release of the motion picture "Meet Wally Sparks" on approximately 1,500 screens in January 1997 without a comparable theatrical release in the first nine months of fiscal 1996. The increase in domestic television net revenue was primarily due to the release of the two (2) motion pictures "The Dentist" and "Crossworlds" as cable premiers in the first nine months of fiscal 1997 compared to one (1) motion picture "Iron Eagle 4" released as a cable premier in the first nine months of fiscal 1996.

RESULTS OF OPERATIONS

Primarily as a result of continuing competition in the domestic home video market, the Company is focusing its resources on producing and acquiring an increased number of films with theatrical potential (both mainstream and specialized).

GROSS PROFIT: The Company's gross profits for the nine months ended March 31, 1997 increased $5.3 million compared with the same period in fiscal 1996. the company's gross profit for the three months ended March 31, 1997 increased $1.1 million compared with the same period in fiscal 1996. The results for the three months ended March 31, 1997 included the recognition of revenue from a laser-disc sublicense agreement. The gross profit for the nine months ended March 31, 1997 was negatively impacted by a $3.0 million charge associated with the January 1997 theatrical release of "Meet Wally Sparks" which was partially offset by a reduction of the inventory obsolescence reserve due to the salability of inventory and the recognition of revenue from a laser-disc sublicense agreement. The prior year results were negatively impacted by write downs associated with the video releases of "Death Machine" and "Kids", the disappointing performances of additional home video titles released during the periods, a return reserve recorded for the Windows 95 version of the interactive title "The Hive", and write downs associated with foreign distribution. The company anticipates that the domestic home video market will continue to be extremely competitive.


SELLING EXPENSES: The Company's selling expenses for the nine months and quarter ended March 31, 1997 increased $293,000 or 6.2% and $193,000 or 11.8%, respectively, compared with the same periods in fiscal 1996. The increases reflect the increase in theatrical operations partially offset by the decrease in interactive operations. During the quarter ended March 31, 1997, the company sold substantially all assets of Trimark Interactive.

Selling expenses as a percentage of net revenues for the nine month periods ended March 31, 1997 and 1996 were 11.4% and 10.2%, respectively, and for the quarters ended March 31, 1997 and 1996 were 13.4% and 12.1%, respectively.

Selling expenses are anticipated to increase in future periods in connection with the Company's expansion of its theatrical

RESULTS OF OPERATIONS

distribution division. See "Liquidity and Capital Resources" for further discussion of the Company's upcoming theatrical releases.


GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the nine months ended March 31, 1997 decreased $690,000 or 17.4% compared with the same period in fiscal 1996. General and administrative expenses for the quarter ended March 31, 1997 increased $109,000 or 10.4% compared with the same period in fiscal 1996. The decrease for the nine months was primarily due to a company reorganization undertaken in January 1996. The increase for the quarter was primarily due to amortization of closing costs associated with the Company's new credit facility. The closing costs will be amortized over the four year term of the credit facility. See "Liquidity and Capital Resources" for further discussion of the Company's new credit facility.


BAD DEBT EXPENSE: Bad debt expense for the nine months ended March 31, 1997 was $295,000. Bad debt expense for the quarter ended March 31, 1997 was $72,000. Bad debt expenses primarily represent reserves taken against domestic video and foreign sales.


INTEREST EXPENSE: Interest expense for the nine months and quarter ended March 31, 1997 increased $357,000 or 46.7% and $338,000 or 155.8%, respectively, compared with the same periods in fiscal 1996. The increase in interest expense was primarily due to higher levels of borrowing under the Company's credit facility for purposes of funding the costs associated with the acquisition and distribution of theatrical motion pictures. As of March 31, 1997, there was $44.0 million outstanding under the credit facility. See "Liquidity and Capital Resources."


INTEREST AND INVESTMENT INCOME: Interest and investment income for the nine months ended March 31, 1997 decreased $30,000 or 44.3% compared with the same period in fiscal 1996. The decrease was due to interest income from federal tax returns received in the fiscal 1996 periods without any comparable interest income in the fiscal 1997 periods.

RESULTS OF OPERATIONS

NET LOSS: The Company's net loss for the nine months ended March 31, 1997 was $2.4 million. The fiscal 1997 loss was primarily due to a $3.0 million write down associated with the January 1997 theatrical release of "Meet Wally Sparks." the prior year losses were associated with the Company's performance in the domestic home video and interactive markets.


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 1997 the Company experienced negative cash flow from operations primarily due to increased investment in film inventory. The Company increased additions to film costs by $29.7 million as compared to the nine months ended March 31, 1996. The additions to film costs were primarily incurred to build up the Company's theatrical film slate.

The Company's new credit facility and increased emphasis on theatrical distribution have increased the length of time from initial investment in film costs to recoupment in home video and international markets. The Company's cash requirements vary with the size and timing of delivery and minimum guarantee payments along with the timing of its home video, theatrical, television, international and interactive releases. In the nine months ended March 31, 1997 the principal sources of funds have been provided by availability of the Company's credit line.

The Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., on December 20, 1996 entered into a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank which replaced a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank. The credit facility expires December 19, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the Borrowing Base which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.25% above Chase Manhattan's prime rate

LIQUIDITY AND CAPITAL RESOURCES

or 2.25% above Chase Manhattan's London Interbank Market for Eurodollars for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.375% per annum. As of March 31, 1997 there was $44.0 million outstanding under the bank facility.

The Company's credit facility has been designed to fund certain acquisition and related costs previously reported as contingent contractual obligations. This has contributed to the Company's $29.0 million increase in debt for the nine months ended March 31, 1997. As of June 30, 1996 the Company had entered into certain contingent contractual obligations which provided for guaranteed royalty advances and print and advertising commitments of approximately $35.5 million. As of March 31, 1997 the Company had certain contingent contractual obligations of $4.4 million, a decrease of $31.1 million from June 30, 1996.

The Company believes that its present sources of working capital will be sufficient to maintain its level of operations in accordance with the anticipated release schedule, as described below.

During fiscal 1997, the Company plans to distribute approximately five (5) films in the domestic theatrical market, two (2) of which were released prior to March 31, 1997, to release approximately twenty seven (27) motion pictures into the domestic home video rental market, twenty one (21) of which were released prior to March 31, 1997, and to expand distribution in the sell-through market.

Subsequent to March 31, 1997, in excess of 150,000 video units of "Meet Wally Sparks" were sold to distributors in North America. This home video release has generated receivables in excess of $8.0 million.

Technicolor Videocassette, Inc. currently serves as the Company's video cassette duplicator and fulfillment contractor. Technicolor Videocassette, Inc. has a general lien on all of the Company's materials and products in its possession.

As of March 31, 1997, the Company had net expenditures of $5.5 million (approximately $300,000 expended in fiscal 1997) in

LIQUIDITY AND CAPITAL RESOURCES

Trimark Interactive, its 90% owned subsidiary. As previously reported, on or about March 4, 1997 the Company sold substantially all assets of Trimark Interactive to an unrelated independent entertainment and interactive music publisher. As a result of this asset sale, the Company does not expect any significant future expenditures in Trimark Interactive.

On February 21, 1997, the Company announced a stock repurchase program pursuant to which it could spend up to $1,500,000, $750,000 per fiscal year, to purchase shares of its outstanding common stock in the open market. During the nine months ended March 31, 1997, the Company spent approximately $700,000 under the repurchase program.


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

                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:


Exhibit No                    Description
----------     ------------------------------------------------
2.1            Asset Purchase Agreement between the Registrant,
               Trimark Interactive, and Graphix Zone, Inc.
               dated February 26, 1997.  1

10.66 Pledge Agreement, dated February 28, 1997, by and between Trimark Pictures Inc. and Johan
               Wassenaar and Anne Wassenaar.

10.67          Secured Promissory Note, dated February 28,
               1997, executed in favor of Trimark Pictures Inc.
               by Johan Wassenaar.

10.68 Letter waiver and amendment to Credit, Security, Guaranty and Pledge Agreement, dated February
               20, 1997, by and between the Registrant's principal operating subsidiaries, Trimark
               Pictures, Inc. and Trimark Television, Inc., and
               The Chase Manhattan Bank, as Administrative
               Agent and Fronting Bank.

10.69          Non-Qualified Stock Option Certificate dated
               January 14, 1997, by and between the Registrant and Matthew Saver.

10.70          Non-Qualified Stock Option Certificate dated
               January 14, 1997, by and between the Registrant and Tofigh Shirazi.

10.71          Non-Qualified Stock Option Certificate dated
               January 14, 1997, by and between the Registrant and Gordon Stulberg.

27             Financial Data Schedule.

1 Incorporated by reference to the identical exhibit number in Registrant's Current Report on Form 8-K Dated February 21, 1997.


    (b)   Reports on Form 8-K:

          On March 14, 1997, Trimark Holdings, Inc. filed a report dated February 21, 1997 under Item 2, announcing that it has executed an agreement pursuant to which Trimark Interactive sold substantially all its assets, and under Item 5, announcing that its Board of Directors has authorized management to spend up to $1.5 million, $750,000 per fiscal year, to purchase shares of Trimark common stock in the open market or through privately negotiated transactions.

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


Date: May 14, 1997
      ------------

                     INDEX TO EXHIBITS

Exhibit No          Description          Method of Filing
----------     -----------------------   ----------------
2.1            Asset Purchase            Incorporated by
               Agreement between the     reference to the
               Registrant, Trimark       identical exhibit
               Interactive, and          number in Registrant's
               Graphix Zone, Inc.        Current Report on Form
               dated February 26,        8-K Dated February 21,
               1997.                     1997

10.66          Pledge Agreement,         filed herewith
               dated February 28,        electronically
               1997, by and between
               Trimark Pictures Inc.
               and Johan Wassenaar
               and Anne Wassenaar.

10.67          Secured Promissory        filed herewith
               Note, dated February      electronically
               28, 1997, executed in
               favor of Trimark
               Pictures Inc. by Johan
               Wassenaar

10.68          Letter waiver and         filed herewith
               amendment to Credit,      electronically
               Security, Guaranty and
               Pledge Agreement,
               dated February 20,
               1997, by and between
               the Registrant's
               principal operating
               subsidiaries, Trimark
               Pictures, Inc. and
               Trimark Television,
               Inc., and The Chase
               Manhattan Bank, as
               Administrative Agent
               and Fronting Bank.

10.69          Non-Qualified Stock       filed herewith
               Option Certificate        electronically
               dated January 14,
               1997, by and between
               the Registrant and
               Matthew Saver.

10.70          Non-Qualified Stock       filed herewith
               Option Certificate        electronically
               dated January 14,
               1997, by and between
               the Registrant and
               Tofigh Shirazi.


Exhibit No       Description            Method of Filing
----------    --------------------      ----------------
10.71         Non-Qualified Stock       filed herewith
              Option Certificate        electronically
              dated January 14,
              1997, by and between
              the Registrant and
              Gordon Stulberg.

27            Financial Data            filed herewith
              Schedule.                 electronically