Form 10-K
period 1997-06-30
TRIMARK HOLDINGS INC
filed 1997-09-29
CIK 863896

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended JUNE 30, 1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________
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

Registrant's telephone number, including area code:
                                 (310) 314-2000

Securities registered pursuant to Section 12(b) of the Act:
                                    (NONE)

              Name of each exchange on which registered:    (NONE)

          Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class:
                         COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X                 NO  _____
                           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 15, 1997, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $6,499,524. All officers, directors and more than ten percent (10%) shareholders of the registrant are deemed "affiliates" of the registrant solely for the purpose of calculating such aggregate market value.

The number of shares of Common Stock of the registrant outstanding as of September 15, 1997 was 4,182,627, excluding shares held by the registrant as treasury stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement (the "1997 Proxy Statement") to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (June 30, 1997) are incorporated by reference in Part III.

                                 PART I

ITEM 1.  BUSINESS

GENERAL

Trimark Holdings, Inc., a Delaware corporation (the "Company"), through its wholly-owned subsidiary, Trimark Pictures, Inc., a California corporation ("Trimark"), is a worldwide distributor of entertainment software, primarily engaged in the distribution of feature films in the domestic home video and theatrical markets and in the licensing of distribution rights to motion pictures for international markets. Trimark Television, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, licenses television rights to feature films, television series, music and children specials, and documentaries in both the international and domestic markets.

As an independent distribution company, the Company acquires the rights to motion pictures from a variety of sources, including studios, production companies and independent producers. Generally, the Company acquires the rights to completed motion pictures. However, in order to secure rights to motion pictures which might not otherwise be available to the Company and to acquire a wider array of distribution rights on more favorable terms, the Company also secures the rights to motion pictures prior to or during production. The Company distinguishes itself from the major motion picture studios and certain other independent video distribution companies by acquiring rights to motion pictures which may not be cost effective for many of its larger competitors to distribute.

Distribution rights which the Company may acquire include: (a) DOMESTIC - home video, - free television, - pay television (including cable and pay-per-view), - theatrical and - electronic publishing (b) INTERNATIONAL - all media.

The Company was formed in August 1984 and began operations as a domestic home video distributor in early calendar year 1985 by acquiring exclusive home video distribution rights to motion pictures and other audio-visual entertainment programs which it packaged, advertised, promoted, sold, had duplicated, and shipped to home video wholesalers for resale to retailers throughout the country. The Company generally sells videocassettes to wholesale distributors for resale to the approximately 27,500 video rental stores in the United States.

In 1987, the Company began distributing and sublicensing motion pictures for distribution in the international market. The Company considered this an opportunity to grow in an area closely related to its video business, while offering new opportunities to acquire broader distribution rights to motion pictures in all media.

On May 15, 1990, the Company was re-incorporated in Delaware. The principal assets of the Company are the capital stock of Trimark Pictures and Trimark Television; the material business of the Company is conducted through these companies. Unless noted otherwise, all references to the Company in this filing include its subsidiaries.

On June 29, 1990, the Company effected an initial public offering of 1,300,000 shares of Common Stock and an additional 200,000 shares of Common Stock were sold by selling stockholders.

On December 31, 1991, the Company acquired Trimark Television (which at the time was named International Broadcast Systems, Ltd.) a publicly traded company, for $1.6 million in cash. Trimark Television specializes in the distribution of television programming, and licenses television productions to broadcasters throughout the world.

On June 1, 1992, the Company changed its name from Vidmark, Inc. to Trimark Holdings, Inc. On June 24, 1992, Trimark changed its name from Vidmark, Inc. to Trimark Pictures, Inc. The name changes reflect the Company's diversification of its distribution streams.

In March of 1993, the Company formed Trimark Interactive to expand the core business of film production and video distribution into the emerging market for interactive entertainment software and multimedia. In March 1997, the Company sold substantially all assets (primarily intellectual properties and inventory) of Trimark Interactive to an unrelated independent entertainment and interactive music publisher. The Company is no longer engaged in the market for interactive entertainment software and multimedia.

THE UNITED STATES MOTION PICTURE INDUSTRY

The United States motion picture industry encompasses the production and theatrical exhibition of feature-length motion pictures and the subsequent distribution of such pictures in home video, television and other ancillary markets. The industry is dominated by the major studios, including Universal Pictures, Warner Brothers (including Turner Pictures, New Line Cinema and Castlerock Entertainment), Twentieth Century Fox, Sony Pictures Entertainment (including Columbia Pictures and Tristar Pictures), Paramount Pictures, The Walt Disney Company (including Buena Vista, Touchstone and Miramax) and MGM (including Metro Goldwyn Mayer Pictures, United Artists Pictures, Orion Pictures and Goldwyn Entertainment Company), which historically have produced and distributed the majority of theatrical motion pictures released annually in the United States. In recent years, however, "independent" motion picture production companies have played an important role in the production of motion pictures for the worldwide feature film market. There are also a large number of smaller production companies such as the Company and other entities that produce theatrical motion pictures.

The "majors" generally own their production studios and have national or worldwide distribution organizations. Major studios typically release films with direct production costs ranging from approximately $10 million to $100 million or more, and provide a continual source of motion pictures to the nation's theatrical exhibitors. The independents do not own production studios and, with certain exceptions, have more limited distribution capabilities than the major studios. Independents typically produce fewer motion pictures at substantially lower average production costs than major studios.

Motion Picture Production and Financing. The production of a motion picture begins with the screenplay adaptation of a popular novel or other literary work acquired by the producer or the development of an original screenplay having its genesis in a story line or scenario conceived of or acquired by the producer.
In the development phase, the producer typically seeks production financing and tentative commitments from a director, the principal cast members and other creative personnel. A proposed production schedule and budget also are prepared during this phase.

Upon completing the screenplay and arranging financing commitments, pre-production of the motion picture begins. In this phase, the producer engages creative personnel to the extent not previously committed; finalizes the filming schedule and production budget; obtains insurance and secures completion guarantees, if necessary or available; establishes filming locations and secures any necessary studio facilities and stages; and prepares for the start of principal photography.

Principal photography, the actual filming of the screenplay, may extend from four to twelve weeks or longer, depending upon such factors as budget, location, weather and complications inherent in the screenplay. Following completion of principal photography, the motion picture is edited, opticals, dialogue, music and any special effects are added, and voice, effects and music sound tracks and picture are synchronized during post-production. This results in the production of the negative from which the release prints of the motion picture are made.

The cost of a motion picture produced by an independent production company for limited distribution ranges from approximately $1 million to $12 million as compared with an average of approximately $40 million for commercial films produced by major studios for wide release. Production costs consist of acquiring or developing the screenplay, film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution expenses, which consist primarily of the costs of advertising and release prints, are not included in direct production costs.

The major studios generally fund production costs from cash flow from their motion picture and related activities, licensing fees generated from film library holdings, and, in some cases, from unrelated businesses. Substantial overhead costs, consisting largely of salaries and related costs of the development, production, distribution and marketing staff and physical facilities maintained by the major studios, also must be funded.

Independent production companies generally avoid incurring substantial overhead costs by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography and post-production activities on a project-by-project basis. Unlike the major studios, the independents also typically finance their production activities from bank loans, "pre-sales" agreements, equity offerings and joint ventures. Independents generally attempt to complete their financing of a motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

"Pre-sales" are often used by independent film companies to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of license fees paid to the producer by third parties in return for the right to exhibit the completed motion picture in theaters or to distribute it in home video, television, international or other ancillary markets. Producers with distribution capabilities may retain the right to distribute the completed motion picture either domestically or in one or more foreign markets. Producers may separately license theatrical, home video, television, foreign and all other distribution rights among several licensees.

Both major studios and independent film companies often acquire motion pictures for distribution through a customary industry arrangement known as a "negative pickup," under which the studio or independent film company agrees to acquire from an independent production company all rights to a film upon completion of production. The independent production company normally finances production of the motion picture pursuant to financing arrangements with banks or other lenders in which the lender is granted a security interest in the film and the independent production company's rights under its arrangement with the studio or independent. When the studio or independent "picks up" the completed motion picture, it assumes or pays the production financing indebtedness incurred by the production company in connection with the film. In addition, the independent production company is paid a production fee and generally is granted a participation in the net profits of the motion picture.

Both major studios and independent film companies generally incur various third-party participations in connection with the production and distribution of a motion picture. These participations are contractual rights of actors, directors, screenwriters, owners of rights and other creative and financial contributors entitling them to share in revenues or net profits (as defined in the respective agreements) from a particular motion picture. Except for the most sought-after talent, participations are generally payable after all distribution and marketing fees and expenses, direct production costs and financing costs are paid in full.

MOTION PICTURE DISTRIBUTION.

Motion picture distribution encompasses the distribution of motion pictures in theaters and in ancillary markets such as home video, pay-per-view, pay television, broadcast television, foreign and other markets. The distributor typically acquires rights from the producer to distribute a motion picture in one or more markets. For its distribution rights, the distributor typically agrees to advance the producer a certain minimum royalty or guarantee, which is to be recouped by the distributor out of revenues generated from the distribution of the motion picture and is generally nonrefundable. The producer also is entitled to receive a royalty equal to an agreed-upon percentage of all revenues received from distribution of the motion picture over and above the royalty advance.

Theatrical Distribution. The theatrical distribution of a motion picture involves the manufacture and transportation of release prints, the promotion of the picture through advertising and publicity campaigns and the licensing of the motion picture to theatrical exhibitors. The size and success of the promotional advertising campaign can materially affect the revenues realized from the theatrical release of a motion picture. The major studios can spend in excess of $50 million to promote motion pictures, and have average combined print and advertising costs in excess of $19 million. The costs incurred in connection with the distribution of a motion picture can vary significantly, depending on the number of screens on which the motion picture is to be exhibited and the competition among distributors for theaters during certain seasons. Similarly, the ability to exhibit motion pictures in the most popular theaters can affect theatrical revenues.

The distributor and theatrical exhibitor generally enter into an arrangement providing for the exhibitor's payment to the distributor of a percentage of the box office receipts for the exhibition period, in some cases after deduction of the theater's overhead, or a flat negotiated weekly amount. The distributor's percentage of box office receipts generally ranges from an effective rate of 35% to over 50%, depending upon the success of the motion picture at the box office. Distributors carefully monitor the theaters which have licensed the picture for exhibition to ensure that the exhibitor promptly pays all amounts due the distributor. Substantial delays in collection are not unusual.

Motion pictures may continue to play in theaters for up to four (4) months or longer following their initial release. Concurrently with their release in the United States, motion pictures generally are released in Canada and may also be released in one or more other foreign markets. Motion pictures are generally made available for distribution in markets subsequent to theatrical as follows:

                                   Months After          Approximate
                                  Initial Release       Release Period
                                  ---------------       --------------
Domestic home video                  4-6 months                ---
Domestic pay-per-view                6-9 months              3 months
Domestic pay television            10-18 months          12-21 months
Domestic network or basic
 cable                             30-36 months          18-36 months
Domestic syndication               30-36 months           3-15 years
Foreign home video                  6-12 months                ---
Foreign television                 18-24 months           3-12 years

Home Video. The home video distribution business involves the promotion and sale of videocassettes and videodiscs to local, regional and national video retailers (e.g., video specialty stores, convenience stores, record stores and other outlets), which then rent or sell such videocassettes and videodiscs to consumers primarily for private viewing.

To address the continuing competition in the domestic home video market, the Company has focused its resources on distributing an increased number of films theatrically (both mainstream and specialized) and decreasing the releases of straight-to-video films. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

Major feature films are usually scheduled for release in the home video market within four to six months after theatrical release to capitalize on the theatrical advertising and publicity for the film. Promotion of new releases is generally undertaken during the nine to twelve weeks before the release date. Videocassettes of feature films are generally sold to domestic wholesalers at approximately $50 to $60 per unit and generally are rented by consumers for fees ranging from $1 to $5 per day. Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles, including certain made-for-video programs, are priced significantly lower to encourage direct purchase by consumers. Direct sale to consumers is referred to as the "priced-for-sale" or "sell-thru" market.

Overall growth in the domestic home video market has slowed as growth in the number of new outlets and new VCR homes has moderated. The growth in outlets designed to specifically serve the rental market has remained essentially flat for the past several years, while the number of outlets which offer videocassettes and videodiscs for sale has increased. The sell-thru market continues to grow with strong sales in the traditional family entertainment market and a growing number of hit feature films initially released at prices generally below $30. Furthermore, technological developments which regional telephone companies and others are developing could make competing delivery systems economically viable and could affect the home video marketplace.

Pay-per-view. Pay-per-view television allows cable and satellite television subscribers to purchase individual programs, including recently released motion pictures and live sporting, music or other events, on a "per use" basis. The subscriber fees are typically divided among the program distributor, the pay-per-view operator and the cable system operator.

Pay Television. Pay television allows subscribers to view premium channels such as HBO/Cinemax, Showtime/The Movie Channel and other pay television networks offered by cable and satellite system operators for a monthly subscription fee. The pay television networks acquire a substantial portion of their programming from motion picture distributors. New markets may develop with the maturation of newly emerging direct broadcast satellite (DBS) systems and other digital television systems.

Broadcast and Basic Cable Television. Broadcast television allows viewers to receive, without charge, programming broadcast over the air by affiliates of the major networks (ABC, CBS, NBC and Fox), recently formed networks (UPN and WB Network), independent television stations and cable and satellite networks and stations. In certain areas, viewers may receive the same programming via cable transmission for which subscribers pay a basic cable television fee. Broadcasters or cable systems operators pay fees to distributors for the right to air programming a specified number of times.

Foreign Markets. In addition to their domestic distribution activities, some motion picture distributors generate revenues from distribution of motion pictures in foreign theaters, home video, television and other foreign markets. There has been a dramatic increase in recent years in the worldwide demand for filmed entertainment. This growth is largely due to the privatization of television stations, introduction of direct broadcast satellite services, and increased home video and cable penetration.

Other Markets. Revenues also may be derived from the distribution of motion pictures to airlines, schools, libraries, hospitals and the military, licensing of rights to perform musical works and sound recordings embodied in a motion picture, and licensing rights to manufacture and distribute merchandise, clothing and similar commercial articles derived from characters or other elements of a motion picture.

New Technologies. New means of delivery of entertainment product are constantly being developed and offered to the consumer. The impact of emerging technologies such as digital video discs, direct broadcast satellites and the internet, on the Company's operations cannot be determined at this time. However, as a holder of entertainment copyrights, the Company monitors these new media possibilities.


ACQUISITION OF MOTION PICTURE DISTRIBUTION RIGHTS BY THE COMPANY

General. Distribution rights to motion pictures can encompass various media (e.g., theatrical, home video, free or pay television, electronic publishing) and various markets or territories (e.g., the United States and Canada, Great Britain, Japan). The Company prefers to acquire worldwide distribution rights to a motion picture in all media wherever feasible.

The Company uses a similar decision making process in analyzing the acquisition of a completed or an uncompleted movie. The Company collects information concerning new motion pictures being contemplated or entering the production cycle. This information is obtained from trade sources and from personal relationships and contacts. The acquisition process focuses on productions which seem most likely to fit the Company's requirements. Before the Company acquires distribution rights for any motion picture, the Company analyzes not only the picture's projected costs, revenues, and scheduling but also the effect of these assumptions on overall Company performance. Management bases its acquisition decisions on the results of this evaluation process and will not make offers with risks that, in management's opinion, could materially adversely affect the Company's profitability. The

Company's credit facility imposes limitations on the size of minimum guarantees or production or acquisition costs the Company can incur without the lender's approval. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

When the Company acquires distribution rights to a motion picture prior to its production, it makes only limited commitments to advance funds before completion. After acquisition of the rights of a motion picture prior to its production, the Company typically has approval rights over key production elements and maintains a production supervisory staff to monitor the production process. The Company's current policy is to acquire distribution rights for motion pictures which will not be subject to material restrictions on release and exhibition.

Domestic Home Video Distribution Rights. The Company generally acquires domestic (United States and Canadian) home video rights under exclusive licenses, for terms ranging from five years to perpetuity, in return for a minimum guarantee against future royalties based on a percentage of a videocassette's wholesale net revenues. The value of a motion picture's domestic home video rights generally increases as its domestic theatrical print and advertising budget increases. Some of the Company's licenses require the licensor or theatrical distributor to make minimum print and advertising expenditures. In other instances, the Company has agreed to release and or pay print and advertising expenses for a motion picture's theatrical distribution.

Domestic home video sales are promoted through regional direct sales personnel who contact home video wholesale distributors and large retail video stores. Substantially all of the Company's home video sales have been made to ten (10) wholesale video distributors and two (2) retail video stores.

In February 1994, the Company formed a sell-thru unit to maximize the profit potential of its library and acquire new products for the growing video sell-thru market.

Domestic Theatrical Distribution Rights. The Company acquires theatrical distribution rights and on a selective basis and distributes motion pictures for exhibition by both major theater chains and numerous independent theaters throughout the United States.

Management of the Company considers the theatrical distribution of film important as a marketing tool which enhances video and international sales. Accordingly, the Company seeks to acquire theatrical distribution rights as part of an acquisition where possible, even if a film ultimately will not be released theatrically. The Company released theatrically five films during fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company either targets motion pictures for distribution on a wide release, mainstream basis, which can result in substantial amounts being expended for the costs of national advertising and the manufacturing of initial release prints, or targeted, in the case of specialized films, to various demographic audiences, as opposed to the mainstream public, and such pictures would be distributed on a more regional, less expensive, basis. Specialized motion pictures are characterized by underlying literary and artistic elements intended to appeal primarily to sophisticated or niche audiences and are generally substantially less expensive to produce and distribute than films produced for wide release. It is not uncommon for heavily advertised films to suffer theatrical losses but to have increased performance in video and other ancillary media that may partially or totally offset such losses. The management of the Company believes that the theatrical market has significant upside potential should any particular film perform well. However, no assurance can be made as to results with respect to any particular release.

The Company is in various stages of post production, production, development and pre-production on a number of projects, and intends to release theatrically six
(6) to eight (8) films in fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Domestic Television Distribution Rights. The Company acquires television distribution rights as part of the overall acquisition whenever possible. In addition, television distribution rights are acquired specifically for distribution by Trimark Television.

The Company intends to hire additional personnel to develop and oversee the production and sales of long-form programming for initial release on network or major cable.

Television networks, independent television networks, television stations and cable system operators generally license television series, films and film packages (consisting of theatrically released feature films and made-for-television movies) pursuant to agreements with distributors or syndicators that allow a fixed number of telecasts over a prescribed period of time for a specified cash license fee or for barter of advertising time.

Pay/Cable television services usually license pictures for initial exhibition commencing approximately 10 to 18 months after initial domestic theatrical release or six months after domestic home video release. Licensing of such properties is generally accomplished pursuant to agreements which allow a fixed number of telecasts over a prescribed period of time for a specified license fee.

International Distribution Rights. International distribution rights include rights in various media (e.g., television, theatrical and home video) and to various territories (e.g., Germany, Italy, Japan and the United Kingdom). To acquire these rights, the Company is usually required to pay a minimum guarantee. The minimum guarantee, along with specific recoupable marketing and other expenses, is recovered from the motion picture's gross revenues before the producer begins to participate in the net revenues. The Company maintains a sales force to manage international sales and to promote its motion pictures at film markets, including the Cannes Film Festival in France, the American Film Market (AFM) in Los Angeles and The Milan Film Festival (MIFED) in Italy.


MARKETING AND SELLING

The Company's marketing operations are focused on domestic home video, international licensing, theatrical distribution and television distribution. The Company designs its own promotional campaigns for each motion picture; commissions the art work for advertising, trade show displays and packaging; and arranges for the printing, production and distribution of all promotional materials.

Domestic home video sales are promoted through regional direct sales personnel who contact home video wholesale distributors and large retail video stores. The Company's largest wholesale video customer is Ingram Entertainment which represents approximately twelve percent (12%) of net revenues for the fiscal year ended June 30, 1997.

The Company, when appropriate, test markets its motion pictures in the domestic theatrical market. If the response is satisfactory, the Company will proceed to distribute the picture. The Company handles the sales, marketing and servicing of its theatrical releases.

International sales operations consist of promoting and sublicensing the Company's motion pictures to independent territorial distributors for release on specified media within designated territories.

The Company maintains a sales force to manage international sales and to promote its motion pictures at foreign film markets. The Company continues to expand its worldwide television distribution in order to maximize the unexploited television rights which it holds. The Company distributes product directly to broadcasters in both the international and domestic markets and licenses product for other companies and producers.


COMPETITION

The motion picture distribution business and other related entertainment businesses are highly competitive. The Company's competitors in domestic home video distribution have included the home video divisions of the major studios, such as Warner Bros., The Walt Disney Company, Universal, Paramount, Fox and Sony/Columbia; and independent distributors, including Live Entertainment and Hallmark Entertainment. Many of these competitors have greater access to feature films and significantly greater resources than the Company.

In the international distribution market, the Company competes with a wide range of companies from small independents exclusively focused upon certain classes of motion pictures like J & M Entertainment and Mark Damon Productions, to the major studios which have expanded distribution in international territories, such as Disney's Buena Vista International.


INTELLECTUAL PROPERTY RIGHTS

Copyright protection is a serious problem in the video cassette distribution industry because of the ease with which cassettes may be duplicated. In the past, certain countries permitted video pirating to such an extent that the Company did not consider these markets viable for distribution. Video distributors, including the Company, have initiated legal actions to enforce copyright protection and management believes the problem to be less critical at the present time.

In April 1997 the Company changed the trademark used in connection with all of its domestic home video distribution from "VIDMARK" to "TRIMARK HOME VIDEO." The Company is currently using the trademark "TRIMARK PICTURES" in connection with films distributed domestically and licensed internationally and the trademark "TRIMARK TELEVISION" in connection with licenses to free, pay and cable television. The trademarks have been registered or are in the process of registration with the Commissioner of Patents and Trademarks. The Company regards its trademarks as valuable assets and believes that its trademarks are an important factor in marketing its products.


REGULATION AFFECTING THE COMPANY

Distribution rights to motion pictures are granted legal protection under the copyright law of the United States and most foreign countries, which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. The Company endeavors to maintain copyright protection for all its films under the laws of all applicable jurisdictions.

The Code and Ratings Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age group suitability for theatrical distribution of motion pictures. The Company submits most of its films for such ratings. A substantial number of the Company's films are rated "R;" under rules enforced by theatrical exhibitors, children under certain ages may attend the applicable motion picture only if accompanied by an adult.

In addition, United States television stations and networks as well as foreign governments impose additional restrictions on the content of motion pictures which may restrict in whole or in part exhibition on television or in a particular territory. There can be no assurance, therefore, that current or future restrictions on the content of Company films, may not limit or affect the Company's ability to exhibit certain of such motion pictures in such media or markets.

EMPLOYEES

As of June 30, 1997, the Company had 98 full-time employees, 40 of whom were engaged in sales and marketing. None of the Company's employees are covered by a collective bargaining agreement, although some of the Company's subsidiaries are subject to guild agreements. Management believes that its employee relations are good.


ITEM 2.  PROPERTIES

The Company leases its corporate office space in Santa Monica, California for a term of seven years expiring on April 30, 1999. These premises contain approximately 26,000 square feet of office space. Management believes that these facilities will be adequate for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to claims and suits arising from disputes over copyrights, clear title and contractual matters arising from its distribution contracts. Such proceedings are not considered material to the Company's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable. No matters were submitted to a vote by the Company's security holders during the fourth quarter of its fiscal year.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and all positions with the Company currently held by each person who may be deemed an executive officer of the Company. Executive officers serve at the discretion of the Board of Directors. Except as otherwise indicated, each of the executive officers serves in similar positions for both the Company and Trimark. Unless otherwise noted, all references to the Company include Trimark.

            Name                Age                    Position
            ----                ---                    --------
Mark Amin                        47   Chairman of the Board and Chief Executive Officer
Johan A. Wassenaar               65   Vice Chairman of the Board and Secretary
Cami Winikoff                    34   Executive Vice President and Chief
                                      Administrative Officer of Trimark
Tim Swain                        46   Executive Vice President of Trimark
Sergio Aguero                    37   Executive Vice President of Trimark
James E. Keegan                  39   Senior Vice President - Finance and Chief
                                      Financial Officer
Don Gold                         41   Senior Vice President of Trimark

MARK AMIN is a founder of the Company and has served as its Chairman of the Board since November 1988 and Chief Executive Officer since January 1994. Mr. Amin served as a Director, President and Chief Executive Officer of the Company from its incorporation in 1984 until December 1989. In 1981, Mr. Amin co-founded 20/20 Video, a video specialty store in Los Angeles, California, and served as a director of 20/20 Video from 1981 until 1988. Mr. Amin sold his entire stock interest in 20/20 Video in 1987. Mr. Amin graduated from the Graduate School of Management at the University of California at Los Angeles with an MBA in marketing in 1975, and was previously awarded a BA degree in economics by the University of Kansas.

JOHAN A. WASSENAAR is a founder of the Company and has served as a Director from 1984 and as its Vice Chairman since March 1990. Mr. Wassenaar previously served as Chairman of the Board from August 1985 until November 1988. Mr. Wassenaar has served as Secretary since 1984 and served as Chief Financial Officer from August 1985 until March 1990. In 1970, he founded vanAar, Inc. of Santa Barbara, California, a management consulting firm with expertise in high technology business strategy, and serves as its President. Mr. Wassenaar graduated with a BSc in engineering in 1953 from the University of the Witwatersrand, Johannesburg, South Africa.

CAMI WINIKOFF joined Trimark in August 1990, in November 1991 was appointed Director of Production, in January 1995 was appointed Vice President of Production, in January 1997 was appointed Senior Vice President and has served as Executive Vice President, Chief Administrative Officer since September 1997. Before joining Trimark Ms. Winikoff was an independent producer.

TIM SWAIN joined Trimark in February 1990 as Vice President of Domestic Theatrical Distribution, in June 1992 was appointed Vice President of Domestic Distribution, in April 1993 was appointed Senior Vice President of Domestic Distribution and has served as Executive Vice President since April 1996. From 1984 to 1990, Mr. Swain was Vice President/General Sales Manager of New World Pictures, Ltd., a diversified motion picture production and distribution company located in Los Angeles, California. Mr. Swain served as Head of Western Division for Film Ventures of Los Angeles from 1983 to 1984 and served as Assistant General Sales Manager for The Jerry Gross Organization of Los Angeles from 1981 to 1983.

SERGIO AGUERO joined Trimark in September 1991 as Vice President of International Distribution, in September 1992 was appointed Senior Vice President of International Distribution and has served as Executive Vice President since April 1996. From 1989 to 1991, Mr. Aguero was Vice President of International Sales at Vision International located in Los Angeles, California and from 1988 to 1989 served as Vice President of International Sales at Epic Pictures located in Los Angeles, California. Mr. Aguero graduated in 1982 from Yale University with a combined BA in Economics and Political Science.

JAMES E. KEEGAN joined the Company in April 1989 as Controller, in March 1990 was appointed Vice President - Finance and Chief Financial Officer and has served as Senior Vice President - Finance and Chief Financial Officer since April 1993. From 1988 until 1989, Mr. Keegan was Controller of ITC Productions, Inc., a theatrical and television production company based in Los Angeles, California. From 1985 until 1988, Mr. Keegan was Controller of RCA/Columbia Pictures Home Video, a video distribution company in Los Angeles. From 1984 until 1985, he was responsible for pay television and non-theatrical accounting at Columbia Pictures in Los Angeles. Mr. Keegan graduated in 1980 from San Diego State University with a BS in accounting and is a certified public accountant (non-active).

DON GOLD joined Trimark in January 1994 as Vice President of Sell-Thru Distribution and in July 1996 was appointed Senior Vice President of Sales and Marketing of Domestic Home Video. From 1991 to 1993, Mr. Gold was Vice President of Strand Home Video. Prior to Strand, Mr. Gold held various sales positions with Vestron Pictures. Mr. Gold graduated in 1981 from Cal State Northridge with a degree in Political Science.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's Common Stock began trading on the over-the-counter market on June 29, 1990 following the effectiveness of the Company's Registration Statement on Form S-1. Prior to that date, there was no public market for the Common Stock. The Common Stock is listed and reported on the National Association of Securities Dealers Automated Quotation National Market ("NASDAQ/NNM") under the symbol "TMRK." As of September 15, 1997, there were 4,182,627 shares of Common Stock outstanding, excluding shares held by the Company as treasury stock, held by approximately 51 shareholders of record.

The following table sets forth the high and low last sales prices as reported on NASDAQ/NNM for fiscal 1996 and fiscal 1997.

                            Sales Prices for Common Stock
                            -----------------------------
Quarter Ending                  High             Low
--------------                  ----             ---
September 30, 1995              8 1/4           6 7/8
December 31, 1995               8 1/8           6 1/4
March 31, 1996                  7 1/4           4 3/4
June 30, 1996                   6 1/2           5 1/4

September 30, 1996              5 3/4           4 3/8
December 31, 1996               5 5/8           4 5/8
March 31, 1997                  6 1/4           3 1/2
June 30, 1997                   5 1/8           3 1/4

The Company has not paid any cash dividends since its organization and has no present intention to pay cash dividends in the foreseeable future. The present policy of the Company is to retain its earnings to provide funds for the operation and expansion of its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations which appear elsewhere in this report.

                             TRIMARK HOLDINGS, INC.
                            SELECTED FINANCIAL DATA

                                                  June 30,
                            -----------------------------------------------------
                             1997       1996        1995       1994        1993
                            -------   ---------   --------   ---------   --------
                                         (in thousands, except per share data)
Earnings Statement Data:
Net revenues:
Domestic:
  Home video                $38,823    $34,615    $52,103     $61,994    $37,810
  Theatrical                  5,380        286      1,746       2,652      3,238
  Television                  4,824      5,063      7,861       3,019      3,832
 International:
  All media                  12,791     17,668     21,812      14,660     15,698
 Interactive:
  All Media                   1,347      2,200      1,472          --         --
                         -------------------------------------------------------
   Net revenues              63,165     59,832     84,994      82,325     60,578
Film costs and
 distribution expenses       53,421     57,495     70,721      68,339     44,264
                         -------------------------------------------------------
   Gross profit               9,744      2,337     14,273      13,986     16,314
Operating expenses:
 Selling                      6,857      6,352      5,715       4,153      3,551
 General and
  administrative              4,239      5,447      5,873       5,049      5,137
 Bad debt                       321         31        276         587        995
                         -------------------------------------------------------
                             11,417     11,830     11,864       9,789      9,683
                         -------------------------------------------------------
Operating (loss)
 earnings                    (1,673)    (9,493)     2,409       4,197      6,631
Other (income) expenses:
 Litigation settlement           --         --         --          --      1,200
 Interest expense             1,934        847      1,230         320         39
 Interest and
  investment income             (84)       (95)       (38)        (73)      (102)
 Minority interest               --        (38)      (422)       (135)       (55)
                         -------------------------------------------------------
(Loss) earnings before
 income taxes                (3,523)   (10,207)     1,639       4,085      5,549
Income taxes                     --     (2,380)       656       1,675      2,275
                         -------------------------------------------------------
Net (loss) earnings
 before cumulative
 effect of change in
 accounting principle        (3,523)    (7,827)       983       2,410      3,274
                         -------------------------------------------------------
Cumulative effect of
 change in accounting
 for income taxes                --         --         --         100         --
                         -------------------------------------------------------
Net (loss) earnings        ($ 3,523)  ($ 7,827)   $   983     $ 2,510    $ 3,274
                         -------------------------------------------------------

                                                  June 30,
                            -----------------------------------------------------
                             1997       1996        1995       1994        1993
                            -------   ---------   --------   ---------   --------
                                         (in thousands, except per share data)
Net (loss) earnings per common share:
Net (loss) earnings
 before cumulative
 effect of change in
 accounting principle        ($0.84)    ($1.83)   $  0.22     $  0.53    $  0.72
Cumulative effect of
 change in accounting
 for income taxes                 --        --         --        0.02         --
                          ------------------------------------------------------
Net (loss)earnings
 per common share            ($0.84)    ($1.83)   $  0.22     $  0.55    $  0.72
                          ------------------------------------------------------

BALANCE SHEET DATA:

Total assets                $90,223    $48,401    $64,385     $62,281    $48,047
Total liabilities            70,014     24,051     31,775      30,262     18,585
Retained earnings             9,160     12,683     20,510      19,527     17,017
Stockholders' equity         20,209     24,350     32,572      31,909     29,317

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES:  Net revenues for the year ended June 30, 1997 increased $3.3
------------
million, or 6%, compared with the prior fiscal year. The increase was primarily attributable to increases in revenues generated from domestic theatrical and home video partially offset by decreases in revenues generated from international distribution. Net revenues decreased $25.2 million, or 30%, in fiscal 1996 compared to fiscal 1995. The decrease was primarily attributable to decreases in revenues generated from domestic home video and international distribution.

To address the continuing competition in the domestic home video market, the Company has focused its resources on distributing an increased number of films theatrically (both mainstream and specialized) and decreasing the releases of straight-to-video films. The production and distribution of theatrical motion pictures requires capital commitments which may not be recouped, if at all, until the picture is released in home video, international and ancillary markets.

Domestic Home Video:  Net revenues from domestic home video increased $4.2
-------------------
million, or 12%, for the year ended June 30, 1997 compared with the prior fiscal year. In fiscal 1997 the Company released 27 motion pictures for the domestic home video rental market compared to 34 motion pictures released in fiscal 1996 and 47 motion pictures released in fiscal 1995. The increase in fiscal 1997 revenues was primarily due to the release on home video of "Meet Wally Sparks" which had a wide theatrical release and generated $7.6 million domestic home video revenue compared to fiscal 1996 when no video releases had comparable theatrical releases. The decrease in the number of titles released to the domestic home video rental market in both fiscal 1997 and 1996 was due to management's strategic decision to release fewer titles, due to the crowded home video market, and endeavor to increase the number of titles which have prior theatrical releases. The Company plans to release approximately thirty two (32) titles to the domestic home video rental market in fiscal 1998. The increase in scheduled fiscal 1998 releases as compared to fiscal 1997 is primarily due to the availability of additional titles which have had prior theatrical releases. In addition, sell-thru revenue, a growing component of the domestic home video marketplace, increased to $6.7 million, a 40% increase from fiscal 1996. The increase in sell-thru revenue was primarily due to the release of the Director's cut edition of "Natural Born Killers" and the release of six (6) tapes containing episodes of the Japanese animation series "Dragon Ball". Comparable fiscal 1996 initial sell-thru releases were "Alien Autopsy: Fact of Fiction," "Monster in My Pocket" and "Miracles and Visions: Fact or Fiction". Net revenues from domestic home video decreased $17.5 million, or 34% for the year ended June 30, 1996 compared with the prior year. The decrease in fiscal 1996 revenues was primarily due to the 28% decrease in the number of titles released and was partially offset by increased sell-thru revenue which increased to $4.8 million, a 55% increase from fiscal 1996. The decrease in the number of titles released was due to management's strategic decision to release fewer direct to video titles, due to the crowded home video market, and endeavor to increase the number of titles which have prior theatrical releases.

The Company anticipates that the domestic home video market will continue to be extremely competitive.

Theatrical Distribution:  Net revenues from domestic theatrical distribution
-----------------------
increased $5.1 million to $5.4 million for the year ended June 30, 1997 compared with the prior year. The increase was primarily attributable to the Company's new focus on theatrical distribution. In fiscal 1997 the Company released five motion pictures theatrically, two mainstream - "Meet Wally Sparks" and "Sprung" and three (3) specialized "Kama Sutra: A Tale of Love," "Ripe" and "Nothing Personal" compared to fiscal 1996 which had four (4) limited theatrical releases generating approximately $300,000 in revenue. The Company anticipates releasing six (6) to eight (8) titles theatrically in fiscal 1998, including the comedy "Chairman of the Board" starring Carrot Top and the family adventure "Star Kid" (formerly titled "Warrior of Waverly Street") produced by Jennie Lew Tugend who also produced the "Free Willy" movies. Net revenues decreased $1.5 million, or 84%, for the year ended June 30, 1996 compared with the prior year. The decrease was primarily attributable to fiscal 1996 having four (4) limited theatrical releases as compared to fiscal 1995 which included the sale of domestic theatrical rights to "A Kid in King Arthur's Court."

Television Distribution:  Net revenues from television distribution which
-----------------------
includes such media as basic cable, pay television, pay-per-view and syndication decreased $239,000 or 5% for the year ended June 30, 1997 compared with the prior year. The decrease was due to a decrease in basic cable sales partially offset by an increase in syndication revenue. Net revenues decreased $2.8 million or 36% for the year ended June 30, 1996 compared with the prior year. This decrease was primarily due to two titles being licensed as "premieres" to premium cable channels in fiscal 1996 as compared to three (3) titles in fiscal 1995.

International Distribution:  Net revenues from international distribution
--------------------------
decreased $4.9 million or 28% for the year ended June 30, 1997 compared with the prior year. The decrease was primarily due to the timing of releases. In fiscal 1997, the Company initially licensed four (4) motion pictures for international distribution compared to seven (7) motion pictures initially licensed in fiscal 1996 and eight (8) motion pictures in fiscal 1995. During fiscal 1998 the Company plans to release approximately seven (7) to nine (9) motion pictures initially into international distribution. Net revenues from international distribution decreased $4.1 million or 19% for the year ended June 30, 1996 compared with the prior year. The decrease was primarily due to the release of fewer motion pictures in fiscal 1996 as compared to fiscal 1995 in the international marketplace.

Trimark Interactive Distribution:  Net revenues from interactive distribution
--------------------------------
decreased $853,000 or 39% for the year ended June 30, 1997 compared with the prior year. The decrease was primarily due to the Company's decision to exit the interactive entertainment software and multimedia business and to sell substantially all assets (primarily intellectual properties and inventory) of Trimark Interactive to an unrelated independent entertainment and interactive music publisher in March 1997. Interactive revenues for fiscal 1997 primarily reflect the initial release of the Sony PlayStation version of "The Hive." Fiscal 1996 interactive revenues primarily reflect the initial release of the Windows 95 version of "The Hive." In fiscal 1996 net revenues increased $728,000 or 49.5% for the year ended June 30, 1996 compared with the prior year. The increase was due to the release of the Windows 95 version of the game "The Hive" with no comparable major title release in fiscal 1995. Revenues in fiscal 1995 were primarily generated from the initial distribution and sublicense of acquired product including "Warlock," "Tornado," "Air Havoc Controller," "Thumbelina" and "White Men Can't Jump."

GROSS PROFIT: The Company's gross profit for the year ended June 30, 1997 increased $7.4 million or 317% compared with the prior year. Gross profit as a percentage of net revenues increased to 15% as opposed to 4% for fiscal 1997 compared with fiscal 1996. Gross profit in fiscal 1997 was negatively impacted by a $3.0 million write down of film costs to estimated net realizable value associated with the January 1997 theatrical release of "Meet Wally Sparks." Fiscal 1996 results were negatively impacted by reserves and write downs taken for the Interactive Division, write downs associated with the video releases of "Death Machine" and "Kids", the disappointing performances of additional home video titles released during fiscal 1996 and write downs associated with foreign distribution. In fiscal 1996 gross profit decreased $11.9 million or 84% compared with the prior year. Gross profit as a percentage of net revenues decreased to 4% as opposed to 17% for fiscal 1996 compared with fiscal 1995.
The decrease in gross profit and gross profit margins were primarily due to the reserves and write downs taken in fiscal 1996.


SELLING EXPENSES: The Company's selling expenses increased $505,000 or 8% for the year ended June 30, 1997 compared with the prior year and increased $637,000, or 11% in fiscal 1996 compared with fiscal 1995. The increase in fiscal 1997 was primarily due to the increase in theatrical operations partially offset by the decrease in interactive operations. During the quarter ended March 31, 1997, the Company sold substantially all assets of Trimark Interactive. The increase in fiscal 1996 over fiscal 1995 was primarily attributable to the costs associated with increased selling efforts in television, domestic video and sell-thru.

Selling expenses as a percentage of net revenues for fiscal 1997, fiscal 1996 and fiscal 1995 were 11%, 11% and 7%, respectively.


GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased $1.2 million or 22% for the year ended June 30, 1997 compared with the prior year. General and administrative expenses decreased $426,000 or 7% for the year ended June 30, 1996 compared with the prior year. The decreases were primarily attributable to savings associated with a Company reorganization and the related layoffs undertaken in January 1996.

BAD DEBT EXPENSE: Bad debt expense increased $290,000 to $321,000 for the year ended June 30, 1997 compared with the prior year and decreased $245,000 to $31,000 for fiscal 1996 compared with fiscal 1995. Bad debt expenses for the periods primarily represent reserves taken against domestic video and foreign sales. Fiscal 1996 bad debt expense was low primarily due to the collection of past due international receivables and the settlement of certain past due domestic video receivables during fiscal 1996. The increase for fiscal 1997 is primarily due to a $200,000 increase in past due video receivables.


INTEREST EXPENSE: Interest expense increased $1.1 million or 128% for the year ended June 30, 1997 compared with the prior year. The increase in interest expense was primarily due to higher levels of borrowing under the Company's credit facility for the acquisition, distribution, and marketing of theatrical motion pictures as compared to direct-to-video motion pictures. Theatrical releases have a greater length of time from initial investment in film costs to recoupment in home video and international markets. Film costs for released and completed not yet released titles increased $18.4 million to $39.2 million at June 30, 1997 as compared to $20.8 million at June 30, 1996. Interest expense decreased $383,000 for fiscal 1996 compared with fiscal 1995. The decrease was due to lower levels of borrowings under the credit facilities for purposes of funding the costs of acquiring and distributing motion pictures during the period as compared to fiscal 1995. See "Liquidity and Capital Resources."


INTEREST AND INVESTMENT INCOME: Interest and investment income decreased $11,000 for the year ended June 30, 1997 compared with the prior year. Interest and investment income increased $57,000 for the year ended June 30, 1996 compared with the prior year. The decrease in fiscal 1997 and the increase in fiscal 1996 are primarily due to interest from the federal government related to refunds on prior year amended tax returns received in fiscal 1996.


NET (LOSS) EARNINGS: The Company's net loss for fiscal 1997 was $3.5 million. The fiscal 1997 loss was primarily due to a $3.0 million write down of film costs to estimated net realizable value associated with the January 1997 theatrical release of "Meet Wally Sparks." Earnings were also negatively impacted by higher interest expenses resulting from the Company's release of theatrical motion pictures as compared to release of direct-to-video motion pictures. Theatrical releases have a greater length of time from initial investment in film costs to recoupment in home video and other ancillary markets, see "Liquidity and Capital Resources." The Company's net loss for fiscal 1996 was $7.8 million. The fiscal 1996 loss was primarily attributable to losses associated with Trimark Interactive and the performance of the domestic home video and international markets.


INFLATION:

Generally, costs in connection with the acquisition and distribution of motion pictures for release have increased in recent years. Such cost increases may affect results of operations in the future; however, the Company believes that the effect of such factors has not been material to date.


LIQUIDITY AND CAPITAL RESOURCES:

In fiscal 1997 the Company experienced negative cash flow from operations due to investments in film cost and increases in accounts receivable.

In fiscal 1997 the Company made significant investments in film costs. The Company invested $67.0 million in new additions to film inventory. The additions were primarily incurred to build up the Company's theatrical film slate.

Two principal factors have increased the length of time from investment in film costs to recoupment. The first factor is the terms of the Company's new credit facility. Under the Company's new credit facility, described below, the Company directly pays production costs that generally were previously paid by off balance sheet production company financing. This change in financing has accelerated certain film acquisition payments that were previously made at the time of film delivery and are now made periodically throughout the production process. The production process often takes from six months to a year or more. Commitments to purchase films from production companies upon delivery are included in contingent contractual obligations. The Company's contingent contractual obligations as of June 30, 1997 was $5.2 million, a decrease of $30.3 million from June 30, 1996. The second factor is increased emphasis on theatrical distribution. Theatrical films generally require significant marketing expenditures for prints and advertising which are capitalized as film costs. Theatrical marketing campaigns begin well in advance of the theatrical release to generate the maximum level of awareness for the film. The opening date must be carefully selected and is often changed to address competition, screen availability and other factors. In addition, the decision to release a film theatrically is often not made until a theatrical test is conducted which can take several months. The home video release and other ancillary market revenues are also not realized for several months to years after the theatrical release. All the above factors have contributed to the Company's $42.7 million increase in debt for the year ended June 30, 1997.

The Company's cash requirements vary with the size and timing of production advances and minimum guarantee payments along with the timing of its theatrical, home video, television and international releases. In fiscal 1997 the principal sources of funds have been provided by borrowings under the Company's credit facility.

The Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., on December 20, 1996 entered into a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank which replaced a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank. The credit facility expires December 19, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the Borrowing Base which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.25% above Chase Manhattan's prime rate or 2.25% above Chase Manhattan's London Interbank Market for Eurodollars for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.375% per annum. As of June 30, 1997 there was $57.7 million outstanding under the credit facility.

The Company believes that its present sources of working capital will be sufficient to maintain its level of operations in accordance with the anticipated release schedule, as described below.

During fiscal 1998, the Company plans to distribute approximately three (3) films for mainstream domestic theatrical release. "Eve's Bayou" is scheduled for a November 1997 release. "Star Kid" and "Chairman of the Board" are scheduled for release in the first half of calendar 1998. In the domestic specialized theatrical market the Company plans to release approximately three
(3) to five (5) motion pictures in fiscal 1998. During fiscal 1998 the Company plans to release approximately thirty-two (32) motion pictures into the domestic home video rental market and to continue to expand distribution in the sell-thru market. Also in fiscal 1998 the Company plans to release approximately seven
(7) to nine (9) motion pictures initially into international distribution.

Technicolor Videocassette, Inc. currently serves as the Company's video cassette duplicator and fulfillment contractor. Technicolor Videocassette, Inc. has a general lien on all of the Company's materials and products in its possession.

As of June 30, 1997, the Company had incurred aggregate net expenditures of $5.5 million (approximately $300,000 expended in fiscal 1997) in Trimark Interactive, its 90% owned subsidiary. As previously reported, in March 1997 the Company sold substantially all assets of Trimark Interactive to an unrelated independent entertainment and interactive music publisher. In consideration for the assets sold the Company received 237,037 shares of non-registered convertible preferred stock in the acquiring company. The convertible preferred shares can be converted into 237,037 shares of common stock of the acquiring company and carry a mandatory three year redemption value of $800,000 if not converted prior to three years. The consideration received was determined by arms length negotiation and advice from an investment banking firm retained by the Company. Due to the uncertainty of realizing any value from the convertible preferred stock the Company is carrying the stock at a zero value. No gain or loss was recognized from the sale of the assets. As a result of this asset sale, the Company does not expect any significant future expenditures in Trimark Interactive.

On February 21, 1997, the Company announced a stock repurchase program pursuant to which it could spend up to $1,500,000, $750,000 per fiscal year, to purchase shares of its outstanding common stock in the open market. During fiscal 1997, the Company spent approximately $707,000 under the repurchase program.

As a result of recent merger and acquisition activity in the entertainment industry, the Company, as a leading independent distributor of specialized theatrical, television and video product, received certain unsolicited inquires from interested parties. Accordingly, on July 21, 1997, the Company announced that it had retained the investment banking firm, Societe Generale Bannon, to advise the Company on various strategic alternatives to help enhance shareholder value.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: General economic and business conditions, which will, among other things, impact demand for the Company's products; changes in public tastes, industry trends and demographic changes, which may influence the distribution and exhibition of films in certain areas; public reaction to and acceptance of the Company's video, theatrical and television product, which will impact the Company's revenues; competition, including competition from major motion picture studios, which may affect the Company's ability to generate revenues; reliance on management and key personnel; consolidation in the retail video industry; whether the Company's shift in strategy to release an increased number of films theatrically and a decreased number of straight to video films is successful; new methods of distributing motion pictures; and other factors referenced in this Form 10-K and the Company's other filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF TRIMARK HOLDINGS, INC.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) on page 52 present fairly, in all material respects, the financial position of Trimark Holdings, Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                              PRICE WATERHOUSE LLP


Century City, California
September 18, 1997

                             TRIMARK HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ----------------------------------------
                   (Dollars in Thousands, Except Share Data)

                                                               June 30,    June 30,
                   Assets                                        1997        1996
                   ------                                     ---------   ---------

Cash and cash equivalents                                       $ 3,665     $   344
Accounts receivable, less allowances of
 $4,010 and $4,269, respectively                                 23,124      12,457
Film costs, net (Note 3)                                         57,293      29,853
Deferred marketing costs (Note 2)                                 1,696       1,524
Inventories, net (Note 2)                                           650         624
Property and equipment at cost, less accumulated
 depreciation of $2,049 and $1,749, respectively (Note 2)           808         604
Due from officers (Note 13)                                         662          --
Other assets (Note 6)                                             2,325       2,995
                                                                -------     -------
                                                                $90,223     $48,401
                                                                =======     =======
          Liabilities and Stockholders' Equity
          ------------------------------------
Debt (Note 5)                                                   $57,700     $15,000
Accounts payable and accrued expenses (Note 4)                    7,575       2,191
Minimum guarantees and royalties payable                          3,391       4,639
Deferred income                                                   1,283       2,144
Income taxes payable (Note 6)                                        65          77
                                                                -------     -------
    Total liabilities                                            70,014      24,051
                                                                -------     -------
Commitments and contingencies (Note 9)                               --          --
                                                                -------     -------
Stockholders' equity (Note 7):
  Common stock, $.001 par value.  Authorized
   20,000,000 shares; 5,099,081 shares issued
   at June 30, 1997 and 5,064,581 shares
   issued at June 30, 1996                                            5           5
  Additional paid in capital                                     15,474      15,385
  Preferred stock, $.01 par value.  Authorized
   2,000,000 shares; no shares issued and
   outstanding                                                       --          --
  Retained earnings                                               9,160      12,683
  Less treasury shares, at cost - 952,200 shares
   and 789,850 shares (Note 8)                                   (4,430)     (3,723)
                                                                -------     -------
    Stockholders' equity                                         20,209      24,350
                                                                -------     -------
                                                                $90,223     $48,401
                                                                =======     =======


          See accompanying notes to consolidated financial statements

                             TRIMARK HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             ------------------------------------------------------
            (Amounts in Thousands, Except (Loss) Earnings Per Share)

                                                             Year Ended June 30,
                                                      ---------------------------------
                                                        1997        1996        1995
                                                      ---------   ---------   ---------

Net revenues (Note 2)                                  $63,165     $59,832     $84,994

Film costs and distribution expenses (Note 2)           53,421      57,495      70,721
                                                       -------     -------     -------
  Gross profit                                           9,744       2,337      14,273
                                                       -------     -------     -------
Operating expenses:
 Selling                                                 6,857       6,352       5,715
 General and administrative                              4,239       5,447       5,873
 Bad debt                                                  321          31         276
                                                       -------     -------     -------
                                                        11,417      11,830      11,864
                                                       -------     -------     -------
   Operating (loss) earnings                            (1,673)     (9,493)      2,409

Other (income) expenses:
 Interest expense                                        1,934         847       1,230
 Interest and investment income                            (84)        (95)        (38)
 Minority interest                                          --         (38)       (422)
                                                       -------     -------     -------
                                                         1,850         714         770
                                                       -------     -------     -------
  (Loss) earnings before income taxes                   (3,523)    (10,207)      1,639

Income taxes (Note 6)                                       --      (2,380)        656
                                                       -------     -------     -------
   Net (loss) earnings                                 $(3,523)    $(7,827)    $   983
                                                       =======     =======     =======

   Net (loss) earnings per common share (Note 2)        $(0.84)     $(1.83)      $0.22
                                                       =======     =======     =======
   Average common and common equivalent shares
    outstanding used in computation                      4,217       4,284       4,493
                                                       =======     =======     =======

          See accompanying notes to consolidated financial statements

                             TRIMARK HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               -------------------------------------------------
                             (Dollars in Thousands)

                                              Common Stock
                                           ------------------   Additional                            Total
                                                                  paid in    Retained   Treasury   stockholders'
                                             Shares    Amount     capital    earnings     stock      equity
                                           ---------   ------   ----------   --------   --------   -------------
Balance, June 30, 1994                     4,323,148   $    5   $   15,178   $ 19,527   $ (2,801)  $      31,909

Purchase of treasury stock (Note 8)          (66,000)                                       (493)           (493)

Exercise of stock options                     64,833                   173                                   173

Net earnings                                                                      983                        983
                                           ---------   ------   ----------   --------   --------   -------------
Balance, June 30, 1995                     4,321,981        5       15,351     20,510     (3,294)         32,572
                                           ---------   ------   ----------   --------   --------   -------------

Purchase of treasury stock
  (Note 8)                                   (55,750)                                       (429)           (429)

Exercise of stock options                      8,500                    34                                    34

Net loss                                                                       (7,827)                    (7,827)
                                           ---------   ------   ----------   --------   --------   -------------
Balance, June 30, 1996                     4,274,731        5       15,385     12,683     (3,723)         24,350
                                           ---------   ------   ----------   --------   --------   -------------

Purchase of treasury stock
  (Note 8)                                  (162,350)                                       (707)           (707)
Exercise of stock options                     34,500                    89                                    89

Net loss                                                                       (3,523)                    (3,523)
                                           ---------   ------   ----------   --------   --------   -------------
Balance, June 30, 1997                     4,146,881   $    5   $   15,474   $  9,160   $ (4,430)  $      20,209
                                           =========   ======   ==========   ========   ========   =============

          See accompanying notes to consolidated financial statements

                             TRIMARK HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -----------------------------------------
                             (Dollars in Thousands)


                                                                  Year Ended June 30,
                                                           ---------------------------------
                                                             1997        1996        1995
                                                           ---------   ---------   ---------

Operating activities:
 Net (loss) earnings                                       $ (3,523)   $ (7,827)   $    983
 Adjustments to reconcile net loss (earnings) to
  net cash used by operating activities:
   Film amortization                                         39,514      36,561      47,858
   Depreciation and other amortization                          300         275         292
   Provision for returns                                         72        (501)       (264)
   Provision for bad debt                                      (331)       (149)        164
   Provision for inventory obsolescence                        (494)        202           3
   Minority interest in net (loss) earnings                      --         (38)       (422)
   Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable              (10,408)      9,622          --
    Additions to film costs                                 (66,954)    (32,022)    (50,487)
    (Increase) decrease in deferred marketing costs            (172)      1,068         524
    Decrease (increase) in inventories                          468        (284)       (218)
    Increase in notes receivable from officers                 (662)         --          --
    Decrease (increase) in other assets                         670        (159)       (313)
    Increase (decrease) in accounts payable and
      accrued expenses                                        5,384      (1,180)     (1,700)
    Decrease in minimum guarantees and
      royalties payable                                      (1,248)     (3,648)     (3,753)
    (Decrease) increase in income taxes payable                 (12)     (1,042)      1,119
    (Decrease) increase in deferred income                     (861)        146         847
                                                           --------    --------    --------
     Net cash (used) provided by operating activities       (38,257)      1,024      (5,367)
                                                           --------    --------    --------
Investing activities:
 Acquisition of property and equipment                         (504)        (20)       (440)
                                                           --------    --------    --------
     Net cash used by investing activities                     (504)        (20)       (440)
                                                           --------    --------    --------
Financing activities:
 Net increase (decrease) in debt                             42,700      (2,000)      5,000
 Exercise of stock options                                       89          34         173
 Capital contribution by minority shareholder                    --          --         350
 Purchase of treasury stock                                    (707)       (429)       (493)
                                                           --------    --------    --------
     Net cash provided (used) by financing activities        42,082      (2,395)      5,030
                                                           --------    --------    --------

 Increase (decrease) in cash and cash equivalents             3,321      (1,391)       (777)

Cash and cash equivalents at beginning of period                344       1,735       2,512
                                                           --------    --------    --------
Cash and cash equivalents at end of period                 $  3,665    $    344    $  1,735
                                                           ========    ========    ========

          See accompanying notes to consolidated financial statements

                             TRIMARK HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY:
---------------------

Trimark Holdings, Inc., a Delaware corporation (the "Company"), is a broad-based entertainment company which distributes and licenses motion pictures in the international and domestic arena through its wholly owned subsidiaries Trimark Pictures, Inc. and Trimark Television, Inc.. The significant business activities of the Company constitute one business segment, filmed entertainment. The Company is primarily engaged in the distribution of feature films for the domestic home video market, domestic theatrical and television markets, and in the licensing of distribution rights to motion pictures for foreign markets. As an independent distribution company, the Company acquires distribution rights from a wide variety of studios, production companies and independent producers.

In March of 1993, the Company formed Trimark Interactive to expand the core business of film production and video distribution into the emerging market for interactive entertainment software and multimedia. The results of operations of Trimark Interactive have been included in the Company's consolidated financial statements since April 1, 1993. Trimark Holdings, Inc. increased its ownership of Trimark Interactive from 80% to 90% in fiscal 1995. In March 1997, the Company sold substantially all assets (primarily intellectual properties and inventory) of Trimark Interactive to an unrelated independent entertainment and interactive music publisher. In consideration for the assets sold the Company received 237,037 shares of non-registered convertible preferred stock in the acquiring company. The convertible preferred shares can be converted into 237,037 shares of common stock of the acquiring company and carry a mandatory three year redemption value of $800,000 if not converted prior to three years. The consideration received was determined by arms length negotiation and advice from an investment banking firm retained by the Company. Due to the uncertainty of realizing any value from the convertible preferred stock the Company is carrying the stock at a zero value. No gain or loss was recognized from the sale of the assets. The Company is no longer engaged in the market for interactive entertainment software and multimedia.

-------------------

On June 1, 1992, the Company changed its name from Vidmark, Inc. to Trimark Holdings, Inc. Certificates that previously represented shares of Vidmark common stock now represent an equal number of shares of Trimark Holdings, Inc. common stock.

Purple Tree Productions, Inc., Cheap Date, Inc., Loving Gun Productions, Inc. and Writers on the Wave are wholly-owned subsidiaries of the Company, which were formed for the sole purpose of producing motion pictures. Trimark Music, a wholly-owned subsidiary of the Company, was formed for the purpose of exploiting revenues from music rights owned by the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The minority interest separately disclosed herein reflects the non-Company owned shareholder interest in Trimark Interactive. All significant intercompany balances and transactions have been eliminated.

Unclassified Consolidated Balance Sheet
---------------------------------------

In accordance with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS 53"), the Company has elected to present an unclassified consolidated balance sheet.

Accounting Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.
Actual results could differ from these estimates

Net Revenues and Film Costs
---------------------------

Home video revenues are recognized, net of allowances for estimated returns, as products are shipped to customers. Revenues from licenses of films to foreign territories are

--------------------

recognized when the films are made available to sub-distributors and other terms of the license agreements are satisfied.

Film costs include the direct costs of acquiring and in some instances producing motion pictures and are capitalized as incurred. Exploitation costs which benefit future periods are also capitalized. Capitalized costs, which include interest, are charged to expense, in the proportion that current revenues for each film bear to that film's estimated ultimate total revenues. Film costs are stated at the lower of net unamortized cost or net realizable value.


Cash
----

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories
-----------

Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market using a first-in/first-out (FIFO) method of accounting.

Property and Equipment
----------------------

Depreciation of property and equipment is computed using the straight-line method, based on estimated useful lives of three to seven years.

Net (Loss) Earnings Per Common Share
------------------------------------

Net (loss) earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares represent the number of shares which would be issued assuming the exercise of dilutive common stock options, reduced by the number of shares which could be purchased with proceeds from the exercise of such options.

NOTE 3 - FILM COSTS:
--------------------

Film costs primarily represent the acquisition of film rights from producers for a guaranteed minimum payment, with the producer retaining a participation in the profits of the property. The producer's share of the profits is retained by the Company until it equals the amount of the guarantee, after which the excess is paid to the producer. In these instances, the Company records as participation expense an amount equal to the producer's share of the profits. The guaranteed minimum payments are capitalized and amortized using the individual-film-forecast-computation method in accordance with SFAS 53. Based on the Company's estimate of future revenues as of June 30, 1997, approximately 95% of unamortized released film costs will be amortized during the next three years.

Film costs, net of amortization, consist of the following:


                                      June 30,
                                 ------------------
                                  1997       1996
                                 -------    -------
                                   (in thousands)
Released                          32,159    $17,766
Completed not released             7,045      3,065
In process and development        18,089      9,022
                                 -------    -------
                                 $57,293    $29,853
                                 -------    -------

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
-----------------------------------------------

                                June 30,
                             ---------------
                              1997     1996
                             ------   ------
                             (in thousands)
Accrued marketing costs      $5,159   $  549
Accounts payable              2,178    1,388
Accrued other expenses          238      254
                             ------   ------
                             $7,575   $2,191
                             ------   ------

NOTE 5 - DEBT:
--------------

The Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., have a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank expiring on December 20, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the Borrowing Base which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.25% above Chase Manhattan's prime rate (8.5% at June 30, 1997) or 2.25% above Chase Manhattan's London interbank rate for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.375% per annum. As of June 30, 1997 there was $57.7 million outstanding under the bank facility.

In connection with the credit facility, the Company has capitalized debt issuance costs as other assets which are being amortized on a straight line basis over the term of the agreement.

NOTE 6 - INCOME TAXES:
----------------------

Consolidated (loss) earnings before income taxes consists of the following:

                                                             Year ended
                                                              June 30,
                                                   1997         1996        1995
                                                 -------      -------     --------
                                                            (in thousands)
Domestic                                         ($5,372)    ($11,872)     ($1,690)
Foreign                                            1,849        1,665        3,329
                                                 -------      -------     --------
                                                 ($3,523)    ($10,207)    $  1,639
                                                 -------      -------     --------

-------------------

The provision for income taxes is summarized as follows:

                                                        Year ended
                                                         June 30,
                                               1997        1996            1995
                                              -----      -------         -------
                                                          (in thousands)
Current
  Federal                                     $  --      ($4,657)        $ 1,679
  State                                          16         (453)            510
  Foreign                                       433          539             835
                                              -----      -------         -------
                                                449       (4,572)          3,024
                                              -----      -------         -------
Deferred
  Federal                                      (684)       1,972          (1,973)
  State                                         235          219            (395)
                                              -----      -------         -------
                                               (449)       2,191          (2,368)
                                              -----      -------         -------
                                              $  --      ($2,380)        $   656
                                              -----      -------         -------

The components of the deferred tax assets and liabilities are summarized as follows:

                                             Year ended June 30,
                                            --------------------
                                              1997         1996
                                            -------      -------
                                             (in thousands)
Deferred Tax Assets:
  Net operating loss carryforward           $ 7,232      $ 3,478
  Foreign tax credit carryforward             2,095        2,095
  Reserves and allowances                       816          915
  Bad debts                                     768          413
  Deferred income                               418          846
  State income taxes                             39           --
  Other                                         145          178
                                            -------      -------
                                             11,513        7,925

Deferred Tax Liabilities:
  Film cost amortization                     (5,519)      (3,937)
  State taxes                                    --          (75)
                                            -------      -------
Net deferred tax asset before
  valuation allowance                         5,994        3,913
Valuation allowance                          (6,045)      (3,990)
                                            -------      -------
    Net deferred tax (liability)
      asset                                  ($  51)      ($  77)
                                            -------      -------

-------------------

A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                Year ended June 30,
                              -----------------------
                               1997     1996     1995
                              ------   ------   -----
Federal income tax rate       (34.0%)  (34.0%)  34.0%
State taxes, net of
 federal income tax benefit     4.7%    (1.5%)   4.6%
Foreign taxes, net of
 federal income tax benefit     8.1%       --     --
Meals and entertainment
 disallowance                   1.2%     0.5%    2.5%
Utilization of loss
 carryforward                    --        --   (4.5%)
Valuation Allowance            19.5%    11.8%     --
Other                           0.5%    (0.2%)   4.4%
                              -----    ------   -----
                                0.0%   (23.4%)  41.0%
                              -----    ------   -----

The increase of approximately $2.1 million in the valuation allowance reserve is primarily attributable to the establishment of reserves against the current year net operating loss ("NOL"). For federal income tax purposes, NOLs may be carried forward fifteen (15) years, or until such time as they are fully utilized. For California purposes, NOLs may be carried forward for five (5) years, or until such time as they are fully utilized. The valuation allowance was established as a result of the uncertainty of the utilization of the current year NOLs.

Additionally, a valuation allowance was established in prior years of approximately $1.4 million against foreign tax credit carryforwards. These credits have a five year expiration period and are scheduled to expire in the years ending June 30, 1998 to June 30, 2000.

As a result of the acquisition of Trimark Television (formerly IBS) by the Company, approximately $5.5 million in federal income tax NOLs were acquired. The NOLs expire in the years 2004-2006. The Internal Revenue Code of 1986, as amended, imposes substantial limitations on the use of NOL carryforwards acquired in an acquisition. Accordingly, a valuation allowance has been established in prior years and the related balance at June 30, 1997 is approximately $2.6 million.

-------------------

As of June 30, 1997, the deferred tax liability balance of $51,000 and current income taxes payable of $13,500 are included in income taxes payable. At June 30, 1996, a deferred tax liability balance of $77,000 was included in income taxes payable and an income taxes receivable balance of $2.1 million was included in other assets.


NOTE 7 - STOCK OPTIONS:
-----------------------

Under the Company's stock option plans, employees and directors may be granted nonqualified stock options ("options"). Generally, options are exercisable contingent upon the grantee's continued employment with the Company and generally have been granted with an exercise price equal to the fair market value of the underlying Common Stock on the date of grant. Each option is granted subject to various terms and conditions established on the date of grant, including vesting periods and expiration dates. The options typically become exercisable at the rate of 33.3% annually, beginning one year after the date of grant. Options generally expire 10 years after the date of grant. As of June 30, 1997 and 1996, a total of 979,369 options had been approved for issue under employee option plans and other arrangements. As of June 30, 1997 and 1996, a total of 40,000 options had been approved for issue under the director option plan. Stock option data follows:



                                    1997                   1996                     1995
                             ------------------      -------------------      ------------------
                                       Weighted                 Weighted                Weighted
                                        Average                 Average                  Average
                                       Exercise                 Exercise                Exercise
                              Shares    Price         Shares     Price         Shares     Price
                             -------   --------      --------   --------      -------   --------
Outstanding at July 1        715,476   $   5.30       552,910    $  6.33      528,244   $   5.48
    Granted                   83,500   $   5.73       360,100    $  5.32      154,000   $   8.05
    Exercised                (34,500)  $   2.59        (8,500)   $  4.01      (64,833)  $   2.67
    Purchased                     --         --            --         --      (50,000)  $   6.00
    Terminated               (72,667)  $   8.05      (189,034)   $  8.87      (14,501)  $   6.27
                             -------                 --------                 -------
Outstanding at June 30       691,809   $   5.20       715,476    $  5.30      552,910   $   6.33
                             =======                 ========                 =======
Exercisable at June 30       438,559   $   5.11       445,965    $  5.01      340,442   $   5.28
                             =======                 ========                 =======
Available for grant at
   June 30                   199,161                  209,994                 187,393
                             =======                 ========                 =======

-------------------


The following table summarizes information concerning outstanding and exercisable stock options at June 30, 1997:

                                  Options Outstanding              Options Exercisable
                         ----------------------------------      ---------------------
                                      Weighted
                                       Average
                                      Remaining    Weighted                   Weighted
  Range of                           Contractual    Average                    Average
  Exercise                Number       Life in     Exercise        Number     Exercise
   Prices                of Shares      Years        Price       of Shares      Price
--------------           ---------   -----------   --------     ----------    --------
$2.40 - $6.00              584,476          6.80   $   4.84        367,766    $   4.73
$6.25 - $11.50             107,333          8.05   $   7.19         70,793    $   7.11
                         ---------   -----------   --------     ----------    --------
$2.40 - $11.50             691,809          6.99   $   5.20        438,559    $   5.11
                         =========   ===========   ========     ==========    ========

The Company has adopted SFAS No. 123, "Accounting of Stock-Based Compensation," which establishes a fair value based method of accounting for compensation cost related to stock option plans and other forms of stock-based compensation plans, by providing the pro forma disclosures as if the fair value based method had been applied for the current period and prior comparable period. In accordance with SFAS No. 123, the Company applies the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25 and accordingly, does not recognize compensation expense for its plans.

Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pretax and after tax income would decrease by $440,000 or $0.10 per share and $136,000 or $0.03 per share in fiscal 1997 and fiscal 1996, respectively. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The weighted average fair value of each option as of the grant date was $3.41 and $4.15 for fiscal 1997 and fiscal 1996, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                   fiscal 1997    fiscal 1996
                                   -----------    -----------
Expected dividend yield (a)                 --             --
Expected stock price volatility          81.42%         81.42%
Risk-free interest rate                   6.40%          6.36%
Expected life of options (years)          5.94           5.94

-------------------

(a) During fiscal 1997 and 1996, the Company did not declare any cash dividends on its common stock. The Company does not have any present intention to declare a dividend on its common stock in the foreseeable future.


NOTE 8 - TREASURY STOCK:
------------------------

On February 21, 1997, the Company announced a stock repurchase program pursuant to which it could spend up to $1,500,000, $750,000 per fiscal year, to purchase shares of its outstanding common stock in the open market. During fiscal 1997, the Company spent approximately $707,000 to purchase 162,350 shares under the repurchase program.

On December 6, 1994, the Company announced a stock repurchase program pursuant to which it could buy up to $1,250,000 of its outstanding common stock in the open market. During fiscal 1996, the Company spent approximately $429,094 to purchase 55,750 shares under the repurchase program.

At June 30, 1997, the Company held 952,200 shares of treasury stock.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

The Company has entered into certain agreements which provide for guaranteed royalty advances and promotional and advertising payments totaling $5.2 million. If the provisions of these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to January 1998.

As of June 30, 1997, the Company had an operating lease for its corporate office space for a remaining term of three years. Rent expense was $368,000 for the year ended June 30, 1997 and $363,000 and $382,000 for the years ended June 30, 1996 and 1995, respectively.

-------------------

The future minimum rental commitments as of June 30, 1997 are as follows (in thousands):

                                Year Ended
                                  June 30,
                               -------------
                                    1997                    $  388
                                    1998                       323
                                    1999                        --
                                    2000                        --
                                 Thereafter                     --
                                                            ------
                                                            $  711
                                                            ------

NOTE 10 - MAJOR CUSTOMERS:
--------------------------

For the years ended June 30, 1997, 1996 and 1995, Ingram, the Company's major customer, accounted for 12%, 12% and 14% of net revenues, respectively. For the year ending June 30, 1996 East Texas accounted for 10% of net revenues and was not more than 10% of net revenues in fiscal 1997 or fiscal 1995. With regard to foreign distribution net revenues, there are no individual geographic areas that account for more than 10% of total net revenues.

In carrying out its film distribution activities, the Company grants credit to customers, primarily all of whom are in the film distribution segment of the entertainment industry. This customer base is sufficiently diversified by number of customers, channels of distribution (theatrical exhibition, video distribution, pay television, cable television and other) and geographic location to prevent any undue risk related to concentration of credit.

NOTE 11 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
------------------------------------------------------------

Cash paid during the year for:

                                      Year ended June 30,
                                   ---------------------------
                                      1997     1996     1995
                                   --------  -------  --------
                                         (in thousands)
Interest                            $2,593   $1,186   $1,442
Income Taxes                           433    1,322    1,494

---------------------

Interest costs capitalized as film costs in fiscal 1997, fiscal 1996 and fiscal 1995 were $935,000, $396,000 and $208,000, respectively.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS:
----------------------------------------

There are no new accounting pronouncements that are expected to have a material impact on the Company's financial position or results of operations

NOTE 13 - RELATED PARTY TRANSACTIONS:
-------------------------------------

Notes Receivable From Officers
------------------------------

Notes receivable from officers are secured by Trimark Holdings stock equal to at least 200% of the outstanding loan amount. The loans bear interest at the Company's weighted average cost of capital and interest is due quarterly. The loans are due on June 30, 2000.

                                                                     SCHEDULE II



                             TRIMARK HOLDINGS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)


                                Balance     Additions     Additions                        Balance
                              at Beginning  Charged to    Charged to                       at End
Description                     of Period    Expense     Net Revenues      Deductions     of Period
-----------                     ---------   ----------   -------------   --------------   ---------
Provision for returns and
 bad debts (1):
  Year Ended June 30, 1995         $5,019         $276          $(264)         $112 (2)      $4,919
  Year Ended June 30, 1996          4,919           30           (501)          179 (2)       4,269
  Year Ended June 30, 1997          4,269          321             72           652 (2)       4,010

Provision for inventory
 obsolescence:
  Year Ended June 30, 1995            615            3             --            --             618
  Year Ended June 30, 1996            618          202             --            --             820
  Year Ended June 30, 1997            820           --             --           494             326
---------------------------

(1) Returns are reflected in net revenues and bad debt expense is recorded separately in the statement of operations.

(2) Doubtful receivables written-off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers is incorporated herein by reference from the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 1997 Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the sections entitled "Executive Compensation and Related Matters," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee and Stock Option and Stock Appreciation Rights Plan Committee Report on Executive Compensation" and "Stock Performance" in the Registrant's 1997 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED MATTERS

Information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Executive Compensation and Related Matters" in the Registrant's 1997 Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements included in Part II of this report:

                                                          Page
                                                        --------
Report of Independent Accountants                           33
Consolidated Balance Sheets at June 30, 1997 and 1996       34
For the years ended June 30, 1997, 1996 and 1995:
  Consolidated Statements of Operations                     35
  Consolidated Statements of                                36
   Stockholders' Equity
  Consolidated Statements of Cash Flows                     37
  Notes to Consolidated Financial Statements             38-49
Financial Statement Schedules:
  II. Valuation and Qualifying Accounts                     50

All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X or because the information is included in the financial statements or the notes thereto.

(b)  Reports on Form 8-K:

None.

(c)  Exhibits:

    (i) Except as noted, all Exhibits, numbered as they were numbered for filing as Exhibits to the Company's Form S-1 Registration Statement, No. 33-35053, effective June 26, 1990, are incorporated herein by this reference to such Registration Statements. All filings were made at the Commissions office in Washington D.C.. The registrant's SEC file number is 0-18613:

 Exhibit
 Number                                         Description
-------                        ----------------------------------------------------
 2.1                            Asset Purchase Agreement between the Registrant,
                                Trimark Interactive, and Graphix Zone, Inc.
                                dated February 26, 1997.  15

 3.1                            Certificate of Incorporation of the Registrant,
                                as amended to date.  4


 Exhibit
 Number                                         Description
-------                        ----------------------------------------------------
 3.2                            By-laws of the Registrant, as amended.  8

 4.2                            Form of Common Stock Certificate.  4

10.2                            Stock Purchase and Option Agreement, dated as of
                                September 1, 1987, as amended, by and between Vidmark, Inc., a California corporation and Said
                                (Sam) Pirnazar.  +

10.4                            Stock Purchase and Option Agreement, dated as of
                                September 1, 1989, by and between Vidmark, Inc., a California corporation and Said (Sam)
                                Pirnazar.  +

10.9                            Employment Agreement, dated as of January 1,
                                1990, by and between Vidmark, Inc., a California corporation and Barry Barnholtz. +

10.12                           Consulting Agreement, dated as of January 1,
                                1990, by and between Vidmark, Inc., a California corporation and Johan A. Wassenaar. +

10.13                           1990 Stock Option and Stock Appreciation Rights
                                Plan of the Registrant, as amended.  13+

10.15 Amendment to Stock Option Agreements, dated as of May 17, 1990, by and among the Registrant, Vidmark, Inc., a California corporation and Said
                                (Sam) Pirnazar.  +

10.22                           Standard Office Lease - Gross, dated as of March
                                9, 1992, and amendments thereto, by and between
                                Vidmark, Inc., a California corporation and 2644
                                SM Partners, a California limited partnership.  4

10.25                           Non-Qualified Stock Option Agreement dated
                                December 5, 1991, by and between the Registrant and Gordon Stulberg. 4+

10.29                           Non-Qualified Stock Option Agreement dated
                                December 2, 1992, by and between the Registrant and Gordon Stulberg. 5+


 Exhibit
 Number                                         Description
-------                        ----------------------------------------------------

10.32                           Directors' Stock Option Plan of the Registrant.
                                13+

10.35                           Technicolor Videocassette, Inc. Fulfillment
                                Agreement with Trimark Pictures, Inc. dated as
                                of March 1, 1994, by and between Trimark
                                Pictures, Inc., a California corporation and
                                Technicolor Videocassette, Inc.  7

10.36                           Credit Agreement dated November 24, 1993, by and
                                between the Registrant's principal operating
                                subsidiaries, Trimark Pictures, Inc. and Trimark
                                Television, Inc., and Bank of America NT & SA
                                and Westdeustche Landesbank.  8

10.38 Employment Agreement, dated February 11, 1994, by and between Trimark Pictures, Inc., a California corporation and Timothy Swain. 8+

10.39 Employment Agreement, dated February 22, 1994, by and between Trimark Pictures, Inc., a California corporation and Sergio Aguero. 8+

10.41                           Non-Qualified Stock Option Agreement dated March
                                31, 1994, by and between the Registrant and Timothy Swain. 8+

10.42                           Non-Qualified Stock Option Agreement dated March
                                31, 1994, by and between the Registrant and Sergio Aguero. 8+

10.43                           Non-Qualified Stock Option Certificate dated
                                January 14, 1994, by and between the Registrant and Gordon Stulberg. 8+

10.45                           Non-Qualified Stock Option Certificate dated
                                January 14, 1995, by and between the Registrant and Gordon Stulberg. 10+

10.46                           Non-Qualified Stock Option Certificate dated
                                January 14, 1995, by and between the Registrant and Matthew Saver. 10+


 Exhibit
 Number                                         Description
-------                        ----------------------------------------------------
10.47                           Non-Qualified Stock Option Certificate dated
                                January 14, 1995, by and between the Registrant
                                and Tofigh Shirazi.  10+

10.48                           Non-Qualified Stock Option Agreement dated
                                October 11, 1994, by and between the Registrant and Barry Barnholtz. 10+

10.50 Letter amendment to Stock Option Agreements dated August 10, 1995 by and between the Registrant and Said (Sam) Pirnazar. 10+

10.51                           Amendment No. 1 to credit agreement and waiver
                                of default.  10

10.52                           Amendment No. 2 to credit agreement and waiver
                                of default, dated September 27, 1995.  11

10.53                           Non-Qualified Stock Option Agreement, dated
                                January 30, 1996 by and between the Registrant and Mark Amin. 11+

10.54                           Amendment to Non-Qualified Stock Option
                                Agreement, dated January 30, 1996 by and between the Registrant and Timothy Swain. 11+

10.55                           Amendment to Non-Qualified Stock Option
                                Agreement, dated January 30, 1996 by and between the Registrant and Barry Barnholtz. 11+

10.56                           Amendment to stock option agreement dated March
                                31, 1994, by and between the Registrant and Sergio Aguero. 12+

10.57                           Non-Qualified Stock Option Agreement dated
                                August 10, 1995, by and between the Registrant and Sergio Aguero. 12+

10.58                           Non-Qualified Stock Option Certificate dated
                                January 14, 1996. by and between the Registrant and Matthew Saver. 12+

 Exhibit
 Number                                         Description
-------                        ----------------------------------------------------
10.59                           Non-Qualified Stock Option Certificate dated
                                January 14, 1996. by and between the Registrant
                                and Tofigh Shirazi.  12+

10.60                           Non-Qualified Stock Option Certificate dated
                                January 14, 1996. by and between the Registrant and Gordon Stulberg. 12+

10.61 Employment Agreement dated July 1, 1996 between the Registrant and Timothy Swain. 12+

10.62                           Non-Qualified Stock Option Agreement dated July
                                2, 1996, by and between the Registrant and Timothy Swain. 13+

10.63 Employment Agreement, dated August 30, 1995, by and between Trimark Pictures, Inc., a California corporation and Sergio Aguero, as amended to date. 14+

10.64                           Amendment No. 3 to credit agreement, dated
                                October 31, 1996.  14

10.65                           Credit, Security, Guaranty and Pledge Agreement,
                                dated December 20, 1996, by and between the
                                Registrant's principal operating subsidiaries,
                                Trimark Pictures, Inc. and Trimark Television,
                                Inc., and The Chase Manhattan Bank, as
                                Administrative Agent and Fronting Bank.  14

10.66 Pledge Agreement, dated February 28, 1997, by and between Trimark Pictures Inc. and Johan
                                Wassenaar and Anne Wassenaar.  16+

10.67                           Secured Promissory Note, dated February 28,
                                1997, executed in favor of Trimark Pictures Inc.
                                by Johan Wassenaar.  16+


 Exhibit
 Number                                         Description
-------                        ----------------------------------------------------
10.68                           Letter waiver and amendment to Credit, Security,
                                Guaranty and Pledge Agreement, dated February
                                20, 1997, by and between the Registrant's
                                principal operating subsidiaries, Trimark
                                Pictures, Inc. and Trimark Television, Inc., and
                                The Chase Manhattan Bank, as Administrative
                                Agent and Fronting Bank.  16

10.69                           Non-Qualified Stock Option Certificate dated
                                January 14, 1997, by and between the Registrant and Matthew Saver. 16+

10.70                           Non-Qualified Stock Option Certificate dated
                                January 14, 1997, by and between the Registrant and Tofigh Shirazi. 16+

10.71                           Non-Qualified Stock Option Certificate dated
                                January 14, 1997, by and between the Registrant and Gordon Stulberg. 16+

10.72 Pledge Agreement, dated May 1, 1997, by and between Trimark Pictures Inc. and Mark Amin and
                                Susan Amin.  1+

10.73 Secured Promissory Note, dated May 1, 1997, by and between Trimark Pictures Inc. and Mark Amin.
                                1+

10.74 Employment Agreement, dated February 21, 1995, by and between Trimark Pictures, Inc., a California corporation and Don Gold. 1+

10.75                           Addendum dated October 23, 1996 to Employment
                                Agreement, dated February 21, 1995, by and between Trimark Pictures, Inc., a California corporation and Don Gold. 1+

10.76                           Letter amendment to Stock Purchase and Option
                                Agreement, dated July 25, 1997, by and between the Registrant and Sam Pirnazar. 1+


 Exhibit
 Number                                         Description
-------                        ----------------------------------------------------

10.77                           Letter waiver and amendment to Credit, Security,
                                Guaranty and Pledge Agreement, dated June 9,
                                1997, by and between the Registrant and The
                                Chase Manhattan Bank, as Administrative Agent
                                and Fronting Bank.  1

10.78 Employment Agreement, dated July 31, 1995, by and between the Registrant and James Keegan. 1+

10.79                           Amendment no. 1 to the Credit, Security,
                                Guaranty and Pledge Agreement, dated June 30,
                                1997, by and between the Registrant's principal
                                operating subsidiaries, Trimark Pictures, Inc.
                                and Trimark Television, Inc., and The Chase
                                Manhattan Bank, as Administrative Agent and
                                Fronting Bank.  1

21.1                            Subsidiaries of Registrant.  12

23.1                            Consent of Price Waterhouse LLP.  1

27                              Financial Data Schedule.  1

------------------------------------------------------------------------------

1                               Filed herewith.
2                               Incorporated by reference to the identical
                                exhibit number in Registrant's Annual Report on
                                Form 10-K for the fiscal year ended June 30,
                                1991.
3                               Intentionally omitted.
4                               Incorporated by reference to the identical
                                exhibit number in Registrant's Annual Report on
                                Form 10-K for the fiscal year ended June 30,
                                1992.
5                               Incorporated by reference to the identical
                                exhibit number in Registrant's Annual Report on
                                Form 10-K for the fiscal year ended June 30,
                                1993.
6                               Incorporated by reference to the identical
                                exhibit number in Registrant's Quarterly Report
                                on Form 10-Q for the quarter ended December 31,
                                1993.
7                               Incorporated by reference to the identical
                                exhibit number in Registrant's Quarterly Report
                                on Form 10-Q for the quarter ended March 31,
                                1994.


8 Incorporated by reference to the identical exhibit number in Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.
9 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
10 Incorporated by reference to the identical exhibit number in Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995
11 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
12 Incorporated by reference to the identical exhibit number in Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996
13 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
14 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
15 Incorporated by reference to the identical exhibit number in Registrant's Current Report on Form 8-K Dated February 21, 1997.
16 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
+ This is a management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRIMARK HOLDINGS, INC.


                                    By:   /s/ Mohammed Mark Amin
                                          ----------------------
                                          Mohammed Mark Amin
                                          Chairman of the Board

Date: September 26, 1997
      ------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                   Date
-------------------------   ----------------------------  --------

/s/ Mohammed Mark Amin      Chairman of the Board         09/26/97
-------------------------   and Chief Executive Officer   --------
Mohammed Mark Amin          [Principal Executive Officer]

/s/ Johan A. Wassenaar      Vice Chairman of the          09/26/97
-------------------------   Board and Secretary           --------
Johan A. Wassenaar

/s/ Gordon Stulberg         Director                      09/26/97
-------------------------                                 --------
Gordon Stulberg

/s/ Tofigh Shirazi          Director                      09/26/97
-------------------------                                 --------
Tofigh Shirazi

/s/ Matthew Saver           Director                      09/26/97
-------------------------                                 --------
Matthew Saver

/s/ James E. Keegan         Chief Financial and           09/26/97
-------------------------   Accounting Officer,           --------
James E. Keegan             and Senior Vice President
                            - Finance [Principal
                            Financial and
                            Accounting Officer]

                               INDEX TO EXHIBIT

Exhibit                                             Method
Number         Description                        of Filing
-------      -------------------------------      ---------
 2.1         Asset Purchase Agreement between the Registrant,
             Trimark Interactive, and Graphix Zone, Inc. dated
             February 26, 1997.  15

 3.1         Certificate of Incorporation of the Registrant, as
             amended to date.  4

 3.2         By-laws of the Registrant, as amended.  8

 4.2         Form of Common Stock Certificate.  4

10.2         Stock Purchase and Option Agreement, dated as of
             September 1, 1987, as amended, by and between Vidmark, Inc., a California corporation and Said
             (Sam) Pirnazar.  3+

10.4         Stock Purchase and Option Agreement, dated as of
             September 1, 1989, by and between Vidmark, Inc., a
             California corporation and Said (Sam) Pirnazar.  3+

10.9 Employment Agreement, dated as of January 1, 1990, by and between Vidmark, Inc., a California corporation and Barry Barnholtz. 3+

10.12 Consulting Agreement, dated as of January 1, 1990, by and between Vidmark, Inc., a California corporation and Johan A. Wassenaar. 3+

10.13 1990 Stock Option and Stock Appreciation Rights Plan of the Registrant, as amended. 13+

10.15        Amendment to Stock Option Agreements, dated as of May
             17, 1990, by and among the Registrant, Vidmark, Inc., a California corporation and Said (Sam) Pirnazar. 3+

10.22        Standard Office Lease - Gross, dated as of March 9,
             1992, and amendments thereto, by and between Vidmark,
             Inc., a California corporation and 2644 SM Partners,
             a California limited partnership.  4


Exhibit                                             Method
Number         Description                        of Filing
-------      -------------------------------      ---------
10.25        Non-Qualified Stock Option Agreement dated December
             5, 1991, by and between the Registrant and Gordon
             Stulberg.  4+

10.29        Non-Qualified Stock Option Agreement dated December
             2, 1992, by and between the Registrant and Gordon
             Stulberg. 5+

10.32        Directors' Stock Option Plan of the Registrant.  13+

10.35        Technicolor Videocassette, Inc. Fulfillment Agreement
             with Trimark Pictures, Inc. dated as of March 1,
             1994, by and between Trimark Pictures, Inc., a
             California corporation and Technicolor Videocassette,
             Inc.  7

10.36        Credit Agreement dated November 24, 1993, by and
             between the Registrant's principal operating
             subsidiaries, Trimark Pictures, Inc. and Trimark
             Television, Inc., and Bank of America NT & SA and
             Westdeustche Landesbank.  8

10.38 Employment Agreement, dated February 11, 1994, by and between Trimark Pictures, Inc., a California corporation and Timothy Swain. 8+

10.39 Employment Agreement, dated February 22, 1994, by and between Trimark Pictures, Inc., a California corporation and Sergio Aguero. 8+

10.41        Non-Qualified Stock Option Agreement dated March 31,
             1994, by and between the Registrant and Timothy
             Swain.  8+

10.42        Non-Qualified Stock Option Agreement dated March 31,
             1994, by and between the Registrant and Sergio
             Aguero.  8+

10.43        Non-Qualified Stock Option Certificate dated January
             14, 1994, by and between the Registrant and Gordon
             Stulberg.   8+


Exhibit                                              Method
Number          Description                        of Filing
-------      --------------------------------      ---------
10.45         Non-Qualified Stock Option Certificate dated January
              14, 1995, by and between the Registrant and Gordon
              Stulberg.   10+

10.46         Non-Qualified Stock Option Certificate dated January
              14, 1995, by and between the Registrant and Matthew
              Saver.   10+

10.47         Non-Qualified Stock Option Certificate dated January
              14, 1995, by and between the Registrant and Tofigh
              Shirazi.   10+

10.48         Non-Qualified Stock Option Agreement dated October
              11, 1994, by and between the Registrant and Barry
              Barnholtz.   10+

10.50         Letter amendment to stock options agreements dated
              August 10, 1995 by and between the Registrant and Said
              (Sam) Pirnazar.  10+

10.51         Amendment No. 1 to credit agreement and waiver of
              default.  10

10.52         Amendment No. 2 to credit agreement and waiver of
              default, dated September 27, 1995.  11

10.53         Non-Qualified Stock Option Agreement, dated January
              30, 1996 by and between the Registrant and Mark Amin.
              11+

10.54 Amendment to Non-Qualified Stock Option Agreement, dated January 30, 1996 by and between the Registrant and Timothy Swain. 11+

10.55 Amendment to Non-Qualified Stock Option Agreement, dated January 30, 1996 by and between the Registrant and Barry Barnholtz. 11+

10.56 Amendment to stock option agreement dated March 31, 1994, by and between the Registrant and Sergio
              Aguero.  12+



Exhibit                                              Method
Number          Description                        of Filing
-------      --------------------------------      ---------
10.57         Non-Qualified Stock Option Agreement dated August 10,
              1995, by and between the Registrant and Sergio
              Aguero.  12+

10.58         Non-Qualified Stock Option Certificate dated January
              14, 1996. by and between the Registrant and Matthew
              Saver.   12+

10.59         Non-Qualified Stock Option Certificate dated January
              14, 1996. by and between the Registrant and Tofigh
              Shirazi.   12+

10.60         Non-Qualified Stock Option Certificate dated January
              14, 1996. by and between the Registrant and Gordon
              Stulberg.   12+

10.61         Employment Agreement dated July 1, 1996 between the
              Registrant and Timothy Swain.  12+

10.62         Non-Qualified Stock Option Agreement dated July 2,
              1996, by and between the Registrant and Timothy
              Swain.  13+

10.63 Employment Agreement, dated August 30, 1995, by and between Trimark Pictures, Inc., a California corporation and Sergio Aguero, as amended to date.
              14+

10.64         Amendment No. 3 to credit agreement, dated October
              31, 1996.  14

10.65         Credit, Security, Guaranty and Pledge Agreement,
              dated December 20, 1996, by and between the
              Registrant's principal operating subsidiaries,
              Trimark Pictures, Inc. and Trimark Television, Inc.,
              and The Chase Manhattan Bank, as Administrative Agent
              and Fronting Bank.  14

10.66 Pledge Agreement, dated February 28, 1997, by and between Trimark Pictures Inc. and Johan Wassenaar and
              Anne Wassenaar.  16+


Exhibit                                             Method
Number         Description                        of Filing
-------      -------------------------------      ---------
10.67        Secured Promissory Note, dated February 28, 1997,
             executed in favor of Trimark Pictures Inc. by Johan
             Wassenaar.  16+

10.68        Letter waiver and amendment to Credit, Security,
             Guaranty and Pledge Agreement, dated February 20,
             1997, by and between the Registrant's principal
             operating subsidiaries, Trimark Pictures, Inc. and
             Trimark Television, Inc., and The Chase Manhattan
             Bank, as Administrative Agent and Fronting Bank.  16

10.69        Non-Qualified Stock Option Certificate dated January
             14, 1997, by and between the Registrant and Matthew
             Saver.  16+

10.70        Non-Qualified Stock Option Certificate dated January
             14, 1997, by and between the Registrant and Tofigh
             Shirazi. 16+

10.71        Non-Qualified Stock Option Certificate dated January
             14, 1997, by and between the Registrant and Gordon
             Stulberg.  16+

10.72        Pledge Agreement, dated May 1, 1997,           filed herewith
             by and between Trimark Pictures Inc.           electronically
             and Mark Amin and Susan Amin.  1+

10.73        Secured Promissory Note, dated May 1,          filed herewith
             1997, by and between Trimark Pictures          electronically
             Inc. and Mark Amin. 1+

10.74        Employment Agreement, dated February           filed herewith
             21, 1995, by and between Trimark               electronically
             Pictures, Inc., a California
             corporation and Don Gold.  1+

10.75        Addendum dated October 23, 1996 to             filed herewith
             Employment Agreement, dated February           electronically
             21, 1995, by and between Trimark
             Pictures, Inc., a California
             corporation and Don Gold.  1+


Exhibit                                                  Method
Number          Description                             of Filing
-------      --------------------------------           ---------
10.76         Letter amendment to Stock Purchase and  filed herewith
              Option Agreement, dated July 25, 1997,  electronically
              by and between the Registrant and Sam
              Pirnazar. 1+

10.77         Letter waiver and amendment to Credit,  filed herewith
              Security, Guaranty and Pledge           electronically
              Agreement, dated June 9, 1997, by and
              between the Registrant and The Chase
              Manhattan Bank, as Administrative
              Agent and Fronting Bank.  1

10.78         Employment Agreement, dated July 31,    filed herewith
              1995, by and between the Registrant     electronically
              and James Keegan.  1+

10.79         Amendment no. 1 to the Credit,          filed herewith
              Security, Guaranty and Pledge           electronically
              Agreement, dated June 30, 1997, by and
              between the Registrant's principal
              operating subsidiaries, Trimark
              Pictures, Inc. and Trimark Television,
              Inc., and The Chase Manhattan Bank, as
              Administrative Agent and Fronting
              Bank.  1

21.1          Subsidiaries of Registrant.  12

23.1          Consent of Price Waterhouse LLP.  1     filed herewith
                                                      electronically

27            Financial Data Schedule.  1             filed herewith
                                                      electronically
-------------------------------------
1             Filed herewith.
2             Incorporated by reference to the identical exhibit
              number in Registrant's Annual Report on Form 10-K
              for the fiscal year ended June 30, 1991.
3             Incorporated by reference to the identical exhibit number in
              Registrant's Form S-1 Registration Statement, No. 33-35053,
              effective June 26, 1990.
4             Incorporated by reference to the identical exhibit
              number in Registrant's Annual Report on Form 10-K

             for the fiscal year ended June 30, 1992.
5 Incorporated by reference to the identical exhibit number in Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
6 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form
             10-Q for the quarter ended December 31, 1993.
7 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form
             10-Q for the quarter ended March 31, 1994.
8 Incorporated by reference to the identical exhibit number in Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.
9 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1994.
10 Incorporated by reference to the identical exhibit number in Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995
11 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form
             10-Q for the quarter ended March 31, 1996.
12 Incorporated by reference to the identical exhibit number in Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996
13 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1996.
14 Incorporated by reference tothe identical exhibit number in Registrant's Quarterly Report on Form
             10-Q for the quarter ended December 31, 1996.
15 Incorporated by reference to the identical exhibit number in Registrant's Current Report on Form 8-K
             Dated February 21, 1997.
16 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form
             10-Q for the quarter ended March 31, 1997.
+ This is a management contract or compensatory plan or arrangement.
