Form 10-Q
period 1997-09-30
TRIMARK HOLDINGS INC
filed 1997-11-13
CIK 863896

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended SEPTEMBER 30, 1997 or

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

                          YES   X             NO
                              -----              ----

As of November 9, 1997, 4,182,627 shares of Trimark Holdings, Inc. common stock were outstanding, excluding shares held by Trimark Holdings, Inc. as treasury stock.

                            TRIMARK HOLDINGS, INC.

                                     INDEX


Part I.     Financial Information                                  Page No.

            Item 1.  Financial Statements:

            Consolidated Balance Sheets at September                     3
              30, 1997 and June 30, 1997

            Consolidated Statements of Operations -                      4
              Three months ended September 30, 1997 and
              1996

            Consolidated Statements of Cash Flows -                      5
              Three months ended September 30, 1997 and
              1996

            Notes to Consolidated Financial Statements                  6-7

            Item 2.  Management's Discussion and                        8-14
              Analysis of Financial Condition and
              Results of Operations

            Item 3.  Quantitative and Qualitative                       not
              Disclosures about Market Risk                         applicable

Part II.    Other Information

            Item 6.  Exhibits and Reports on Form 8-K                    15

                            TRIMARK HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                   -----------------------------------------
                   (Dollars in Thousands, Except Share Data)

                                                                    September 30,    June 30,
                               Assets                                    1997          1997
                               ------                               ------------   ------------
                                                                     (Unaudited)

Cash and cash equivalents                                                $   471        $ 3,665
Accounts receivable, less allowances of
 $3,639 and $4,010, respectively                                          18,820         23,124
Film costs, net (Note 2)                                                  58,503         57,293
Deferred marketing costs                                                   1,370          1,696
Inventories, net                                                             672            650
Property and equipment at cost, less accumulated
   depreciation of $2,140 and $2,049, respectively                           797            808
Due from officers                                                          1,025            662
Other assets                                                               2,471          2,325
                                                                         -------        -------
                                                                         $84,129        $90,223
                                                                         =======        =======
                Liabilities and Stockholders' Equity
                ------------------------------------

Debt                                                                     $56,400        $57,700
Accounts payable and accrued expenses                                      3,182          7,575
Minimum guarantees and royalties payable                                   3,547          3,391
Deferred income                                                              990          1,283
Income taxes payable                                                          56             65
                                                                         -------        -------
    Total liabilities                                                     64,175         70,014
                                                                         -------        -------
Commitments and contingencies (Note 4)                                        --             --
                                                                         -------        -------
Stockholders' equity:
  Common stock, $.001 par value.  Authorized
   20,000,000 shares; 5,134,827 shares issued
   at September 30, 1997 and 5,099,081 shares
   issued at June 30, 1997                                                     5              5
  Additional paid in capital                                              15,588         15,474
  Preferred stock, $.01 par value.  Authorized
   2,000,000 shares; no shares issued and
   outstanding                                                                --             --
  Retained earnings                                                        8,791          9,160
  Less treasury shares, at cost - 952,200 shares
    and 952,200 shares                                                    (4,430)        (4,430)
                                                                         -------        -------
        Stockholders' equity                                              19,954         20,209
                                                                         -------        -------
                                                                         $84,129        $90,223
                                                                         =======        =======


          See accompanying notes to consolidated financial statements

                            TRIMARK HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            ------------------------------------------------------
           (Amounts in Thousands, Except (Loss) Earnings Per Share)


                                                      Three Months Ended
                                                         September 30,
                                                      ------------------
                                                       1997        1996
                                                      -------     ------
                                                         (Unaudited)


Net revenues (Note 3)                                 $14,559     $14,215

Film costs and distribution expenses                   10,972      10,928
                                                      -------     -------
   Gross profit                                         3,587       3,287
                                                      -------     -------
Operating expenses:
 Selling                                                1,728       1,484
 General and administrative                             1,206       1,144
 Bad debt                                                 126         101
                                                      -------     -------
                                                        3,060       2,729
                                                      -------     -------
   Operating earnings                                     527         558

Other (income) expenses:
 Interest expense                                         942         213
 Interest and investment income                           (46)        (12)
                                                      -------     -------
                                                          896         201
                                                      -------     -------
  (Loss) earnings before income taxes                    (369)        357

Income taxes                                               --         139
                                                      -------     -------
   Net (loss) earnings                                $  (369)    $   218
                                                      =======     =======

   Net (loss) earnings per common share               $ (0.09)    $  0.05
                                                      =======     =======
    Average common and common equivalent shares
     outstanding used in computation above              4,183       4,296
                                                      =======     =======



          See accompanying notes to consolidated financial statements

                            TRIMARK HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -----------------------------------------
                            (Dollars in Thousands)


                                                            Three Months Ended
                                                               September 30,
                                                            ------------------
                                                              1997       1996
                                                            -------    -------
                                                                (Unaudited)

Operating activities:
   Net (loss) earnings                                        $  (369)   $   218
   Adjustments to reconcile net (loss) earnings to
    net cash used by operating activities:
      Film amortization                                         6,566      6,333
      Depreciation and other amortization                          91        144
      Provision for returns                                      (488)       615
      Provision for bad debt                                      117        101
      Provision for inventory obsolescence                         32         37
      Change in operating assets and liabilities:
        Decrease (increase) in accounts receivable              4,675     (1,883)
        Additions to film costs                                (7,776)    (8,693)
        Decrease in deferred marketing costs                      326        255
        (Increase) decrease in inventories                        (54)       160
        Increase in notes receivable from officers               (363)        --
        (Increase) decrease in other assets                      (146)        23
        (Decrease) increase in accounts payable and
          accrued expenses                                     (4,393)       104
        Increase (decrease) in minimum guarantees and
          royalties payable                                       156       (819)
        (Decrease) increase in income taxes payable                (9)       139
        Decrease in deferred income                              (293)      (235)
                                                              -------    -------
           Net cash used by operating activities               (1,928)    (3,501)
                                                              -------    -------
Investing activities:
   Acquisition of property and equipment                          (80)        (1)
                                                              -------    -------
           Net cash used by investing activities                  (80)        (1)
                                                              -------    -------
Financing activities:
   Net (decrease) increase in debt                             (1,300)     4,000
   Exercise of stock options                                      114         --
   Purchase of treasury stock                                      --       (154)
                                                              -------    -------
           Net cash (used) provided by financing activities    (1,186)     3,846
                                                              -------    -------

   (Decrease) increase in cash and cash equivalents            (3,194)       344

Cash and cash equivalents at beginning of period                3,665        344
                                                              -------    -------
Cash and cash equivalents at end of period                    $   471    $   688
                                                              =======    =======



          See accompanying notes to consolidated financial statements

                            TRIMARK HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - THE COMPANY:
---------------------

The consolidated financial statements of Trimark Holdings, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes filed with the Form 10K for the year ended June 30, 1997. Significant accounting policies used by the Company are summarized in Note (2) to the June 30, 1997 financial statements.

In the opinion of management, all adjustments required for a fair presentation of the financial position as of September 30, 1997 and the results of operations and cash flows for the periods ended September 30, 1997 and September 30, 1996 have been made and all adjustments were of a normal and recurring nature. Operating results for the quarter are not necessarily indicative of the operating results for a full year.



NOTE 2 - FILM COSTS:
--------------------

Film costs, net of amortization, consist of the following:

                                    September 30,          June 30,
                                        1997                 1997
                                    ------------         ------------
                                                (in thousands)

Released                                 $35,489              $32,159
Completed not released                     7,823                7,045
In process and development                15,191               18,089
                                    ------------         ------------
                                         $58,503              $57,293
                                    ------------         ------------

NOTE 3 - NET REVENUES:
----------------------

                                                            Three months ended
                                                               September 30,
                                                            ------------------
                                                             1997        1996
                                                            -------     -------
                                                               (in thousands)

Domestic:
 Home video distribution                                    $ 8,817     $10,371
 Theatrical distribution                                         24          16
 Television distribution                                      1,273       1,373
Foreign:
  All media                                                   4,445       1,549
Interactive:
 All media                                                       --         906
                                                            -------     -------
                                                            $14,559     $14,215
                                                            -------     -------


NOTE 4 - COMMITMENTS & CONTINGENCIES:
-------------------------------------

The Company has entered into certain agreements which provide for royalty advances and promotional and advertising commitments totaling $6.3 million. If the conditions to these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to March 1998.


NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-----------------------------------------------------------

Cash paid during the three month period for:

                                              September 30,
                                          1997             1996
                                         ------           ------
                                              (in thousands)

Interest                                 $1,254            $ 151
Income taxes                                 86              125

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET REVENUES: Net revenues for the quarter ended September 30, 1997 increased $344,000 or 2.4% compared with the quarter ended September 30, 1996. The increase was primarily due to a $2.9 million increase in foreign distribution revenue partially offset by decreases in domestic home video and interactive revenues of $1.6 million and $906,000, respectively. The increase in foreign distribution revenues was primarily due to the timing of releases. In the quarter ended September 30, 1997, two (2) motion pictures, "Kid in Aladdin's Palace" and "Chairman of the Board" were initially released into the foreign market, whereas one (1) motion picture "Leprechaun 4," was released in the same time period in fiscal 1997. The decrease in domestic home video net revenues for the three month period ended September 30, 1997 compared to the same period in fiscal 1997 was primarily due to a $1.0 million decrease in sell-thru video revenues. The decrease in sell-thru revenue was primarily due to the fiscal 1997 period including four (4) direct to sell-thru releases including the Director's cut of "Natural Born Killers" while the fiscal 1998 period only had one (1) direct to sell-thru release, "Galgameth." Interactive revenues decreased in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 due to the Company's decision to exit the interactive market and related sale in March 1997 of substantially all assets of Trimark Interactive to an unrelated independent entertainment and interactive music publisher. The Company does not expect any significant future interactive revenues.

Primarily as a result of continuing competition in the domestic home video market, the Company is focusing its resources on producing and acquiring an increased number of films with mainstream and specialized theatrical potential. See "Liquidity and Capital Resources."


GROSS PROFIT: The Company's gross profits for the three months ended September 30, 1997 increased $300,000 or 9.1% compared with the same period in fiscal 1997. Gross profits as a percentage of net revenues increased to 24.6% from 23.1% for the quarter ended September 30, 1997 compared with the prior year quarter. The

RESULTS OF OPERATIONS

Company anticipates that the domestic home video market will continue to be extremely competitive.

SELLING EXPENSES: The Company's selling expenses for the three months ended September 30, 1997 increased $244,000 or 16.4% compared with the same period in fiscal 1996. The increase reflects the increase in theatrical operations partially offset by the decrease in interactive operations. During the quarter ended March 31, 1997, the Company sold substantially all assets of Trimark Interactive.

Selling expenses as a percentage of net revenues for the three month periods ended September 30, 1997 and 1996 were 11.9% and 10.4%, respectively.


GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the three months ended September 30, 1997 increased $62,000 or 5.4% compared with the same period in fiscal 1996.


BAD DEBT EXPENSE: Bad debt expense for the three months ended September 30, 1997 increased $25,000 or 24.8% compared with the same period in fiscal 1997. Bad debt expense primarily represents reserves taken against domestic video and foreign sales.


INTEREST EXPENSE: Interest expense for the three months ended September 30, 1997 increased $729,000 or 342% compared with the same period in fiscal 1997. The increase in interest expense was primarily due to higher levels of borrowing under the Company's credit facility for purposes of funding the costs associated with the acquisition and distribution of theatrical motion pictures. As of September 30, 1997, there was $56.4 million outstanding under the credit facility. See "Liquidity and Capital Resources."


INTEREST AND INVESTMENT INCOME: Interest and investment income for the three months ended September 30, 1997 increased $34,000 or 283% compared with the same period in fiscal 1997. The increase was primarily due to interest income from loans to officers in the

RESULTS OF OPERATIONS


fiscal 1998 period without any similar income in the fiscal 1997 period.

NET LOSS: The Company's net loss for the three months ended September 30, 1997 was $369,000. In the comparable fiscal 1997 period the Company had earnings of $218,000. The fiscal 1998 loss was primarily due to the higher levels of selling and interest expenses associated with the Company's increased theatrical operations.


LIQUIDITY AND CAPITAL RESOURCES

In the three months ended September 30, 1997 the Company experienced negative cash flow from operations due to investments in film cost net of amortization and a decrease in accounts payable partially offset by a decrease in accounts receivable.

During the first three months of fiscal 1998 the Company continued to make significant investments in film costs. The Company invested $7.8 million in new additions to film inventory. The additions were primarily incurred to build up the Company's theatrical film slate.

Two principal factors have increased the length of time from investment in film costs to recoupment. The first factor is the terms of the Company's new credit facility. Under the Company's new credit facility, described below, the Company directly pays production costs that generally were previously paid by off balance sheet production company financing. This change in financing has accelerated certain film acquisition payments that were previously made at the time of film delivery and are now made periodically throughout the production process. The production process often takes from six months to a year or more. Commitments to purchase films from production companies upon delivery are included in contingent contractual obligations. The Company's contingent contractual obligations as of September 30, 1997 were $6.3 million, a decrease of $28.0 million compared to the balance as of September 30, 1996. The second factor is increased emphasis on theatrical distribution. Theatrical films generally require significant marketing expenditures for prints and advertising which are capitalized as film costs. Theatrical

LIQUIDITY AND CAPITAL RESOURCES

marketing campaigns begin well in advance of the theatrical release to generate the maximum level of awareness for the film. The opening date must be carefully selected and is often changed to address competition, screen availability and other factors. In addition, the decision to release a film theatrically is often not made until a theatrical test is conducted which can take several months. The home video release and other ancillary market revenues are also not realized for several months to years after the theatrical release.

The Company's cash requirements vary with the size and timing of production advances and minimum guarantee payments along with the timing of its theatrical, home video, television and international releases. In fiscal 1998 the principal sources of funds have been provided by availability of the Company's credit facility.

The Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., on December 20, 1996 entered into a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank which replaced a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank. The credit facility expires December 19, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the Borrowing Base which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.25% above Chase Manhattan's prime rate or 2.25% above Chase Manhattan's London Interbank Market for Eurodollars for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.375% per annum. As of September 30, 1997 there was $56.4 million outstanding under the credit facility.

The Company believes that its present sources of working capital will be sufficient to maintain its level of operations in accordance with the anticipated release schedule, as described below.

LIQUIDITY AND CAPITAL RESOURCES


During fiscal 1998, the Company plans to distribute approximately three (3) films for mainstream domestic theatrical release. "Eve's Bayou" was released in November 1997 and generated approximately $3.3 million in domestic box office in its opening weekend. This represents the largest opening of a Trimark release to date although no assurance can be made as to its future performance. "Star Kid" and "Chairman of the Board" are scheduled for release in the first half of calendar 1998. In the domestic specialized theatrical market the Company plans to release approximately four (4) to six (6) motion pictures in fiscal 1998. In the three months ended September 30, 1997 the Company released one (1) specialized theatrical film "Box of Moonlight." During fiscal 1998 the Company plans to release approximately thirty-four (34) motion pictures into the domestic home video rental market (of which eleven (11) were released in the first quarter) and to continue to expand distribution in the sell-thru market. Also in fiscal 1998 the Company plans to release approximately seven (7) to nine
(9) motion pictures initially into international distribution (of which two (2) were released in the first quarter).

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

LIQUIDITY AND CAPITAL RESOURCES

the assets. As a result of this asset sale, the Company does not expect any significant future expenditures in Trimark Interactive.

On February 21, 1997, the Company announced a stock repurchase program pursuant to which it could spend up to $1,500,000, $750,000 per fiscal year, to purchase shares of its outstanding common stock in the open market. During fiscal 1998, the Company made no expenditures under the repurchase program.

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


a decreased number of straight to video films is successful; new methods of distributing motion pictures; whether the Company will be able to effect any strategic alternatives that may help enhance shareholder value; and other factors referenced in this Form 10-Q and the Form 10-K filed for the year ended June 30, 1997.

                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

Exhibit No                           Description
----------    ---------------------------------------------------------


27             Financial Data Schedule.


          (b)  Reports on Form 8-K:

               On August 5, 1997, Trimark Holdings, Inc. filed a report dated July 21, 1997 under Item 5, announcing that the Company has retained the investment banking firm, Societe Generale Bannon, to advise the Company on various strategic alternatives to help enhance shareholder value.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TRIMARK HOLDINGS, INC.



                                   By: /s/ James E. Keegan
                                       -------------------
                                       James E. Keegan
                                       Executive Vice President -
                                       Finance and Chief Financial
                                       Officer (Principal Financial
                                       Officer and authorized to sign
                                       on behalf of the Registrant)


Date: November 13, 1997
      -----------------

                               INDEX TO EXHIBITS

Exhibit No                   Description                 Method of Filing
-------------   -------------------------------------   ------------------

27              Financial Data Schedule.                filed herewith
                                                        electronically