Form 10-Q
period 1997-12-31
TRIMARK HOLDINGS INC
filed 1998-02-13
CIK 863896

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended DECEMBER 31, 1997 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of February 9, 1998, 4,182,627 shares of Trimark Holdings, Inc. common stock were outstanding, excluding shares held by Trimark Holdings, Inc. as treasury stock.

                            TRIMARK HOLDINGS, INC.

                                     INDEX


                                                                     Page No.
Part I.   Financial Information

          Item 1.  Financial Statements:


          Consolidated Balance Sheets at December 31,                     3
            1997 and June 30, 1997

          Consolidated Statements of Operations - Six                     4
            months and three months ended December 31,
            1997 and 1996

          Consolidated Statements of Cash Flows - Six                     5
            months ended December 31, 1997 and 1996

          Notes to Consolidated Financial Statements                    6-7

          Item 2.  Management's Discussion and Analysis                8-17
            of Financial Condition and Results of
            Operations

          Item 3.  Quantitative and Qualitative                      not
            Disclosures about Market Risk                         applicable

Part II.  Other Information

          Item 4.  Submission of Matters to a Vote of                    18
            Security Holders

          Item 6.  Exhibits and Reports on Form 8-K                      18

                            TRIMARK HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                   ----------------------------------------
                   (Dollars in Thousands, Except Share Data)

                                                      December 31,   June 30,
                      Assets                            1997           1997
                      ------                         ------------    --------
                                                     (Unaudited)

Cash and cash equivalents                              $    16        $ 3,665
Accounts receivable, less allowances of
 $4,389 and $4,010, respectively                        23,310         23,124
Film costs, net (Note 2)                                57,382         57,293
Deferred marketing costs                                 1,586          1,696
Inventories, net                                           726            650
Property and equipment at cost, less accumulated
 depreciation of $2,218 and $2,049, respectively           819            808
Due from officers                                        1,039            662
Other assets                                             2,589          2,325
                                                       -------        -------
                                                       $87,467        $90,223
                                                       =======        =======
      Liabilities and Stockholders' Equity
      ------------------------------------
Revolving line of credit                               $57,700        $57,700
Accounts payable and accrued expenses                    7,639          7,575
Minimum guarantees and royalties payable                 5,205          3,391
Deferred income                                          1,072          1,283
Income taxes payable                                        56             65
                                                       -------        -------
    Total liabilities                                   71,672         70,014
                                                       -------        -------
Commitments and contingencies (Note 3)                      --             --
                                                       -------        -------
Stockholders' equity:
  Common stock, $.001 par value.  Authorized
   20,000,000 shares; 5,134,827 shares issued
   at December 31, 1997 and 5,099,081 shares
   issued at June 30, 1997                                   5              5
  Additional paid in capital                            15,588         15,474
  Preferred stock, $.01 par value.  Authorized
   2,000,000 shares; no shares issued and
   outstanding                                              --             --
  Retained earnings                                      4,632          9,160
  Less treasury shares, at cost - 952,200 shares
   and 952,200 shares                                   (4,430)        (4,430)
                                                       -------        -------
    Stockholders' equity                                15,795         20,209
                                                       -------        -------
                                                       $87,467        $90,223
                                                       =======        =======

          See accompanying notes to consolidated financial statements

                            TRIMARK HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            ------------------------------------------------------
                 (Amounts in Thousands, Except Loss Per Share)


                                                      Six Months Ended         Three Months Ended
                                                        December 31,               December 31,
                                                    --------------------       -------------------
                                                        1997      1996           1997       1996
                                                    ----------  --------       --------  ---------
                                                                      (Unaudited)
Net revenues                                         $37,545     $30,495        $22,986   $16,280

Film costs and distribution expenses                  33,916      26,882         22,944    15,954
                                                     -------     -------        -------   -------
  Gross profit                                         3,629       3,613             42       326
                                                     -------     -------        -------   -------
Operating expenses:
 Selling                                               3,531       3,219          1,803     1,735
 General and administrative                            2,467       2,127          1,261       983
 Bad debt                                                148         223             22       122
                                                     -------     -------        -------   -------
                                                       6,146       5,569          3,086     2,840
                                                     -------     -------        -------   -------
  Operating loss                                      (2,517)     (1,956)        (3,044)   (2,514)

Other (income) expenses:
 Interest expense                                      2,091         567          1,149       354
 Interest and investment income                          (80)        (49)           (34)      (37)
                                                     -------     -------        -------   -------
                                                       2,011         518          1,115       317
                                                     -------     -------        -------   -------
  Loss before income taxes                            (4,528)     (2,474)        (4,159)   (2,831)

Income taxes                                              --          --             --      (139)
                                                     -------     -------        -------   -------
   Net loss                                          $(4,528)    $(2,474)       $(4,159)  $(2,692)
                                                     =======     =======        =======   =======

   Net loss per common share                          $(1.08)     $(0.58)        $(0.99)   $(0.63)
                                                     =======     =======        =======   =======
    Average common and common equivalent shares
     outstanding used in computation above             4,183       4,250          4,183     4,251
                                                     =======     =======        =======   =======

          See accompanying notes to consolidated financial statements

                            TRIMARK HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -----------------------------------------
                            (Dollars in Thousands)


                                                         Six Months Ended
                                                           December 31,
                                                      -----------------------
                                                        1997           1996
                                                      --------       --------
                                                            (Unaudited)
Operating activities:
 Net loss                                              $ (4,528)      $ (2,474)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Film amortization                                     24,328         18,760
   Depreciation and other amortization                      169            198
   Provision for returns and bad debt                       379            287
   Provision for inventory obsolescence                      51           (398)
   Change in operating assets and liabilities:
    Increase in accounts receivable                        (565)        (1,475)
    Additions to film costs                             (24,417)       (26,779)
    Decrease in deferred marketing costs                    110            201
    (Increase) decrease in inventories                     (127)           204
    Increase in notes receivable from officers             (377)            --
    Increase in other assets                               (264)        (1,691)
    Increase (decrease) in accounts payable and
      accrued expenses                                       64           (433)
    Increase (decrease) in minimum guarantees and
      royalties payable                                   1,814         (1,379)
    Decrease in income taxes payable                         (9)            --
    Decrease in deferred income                            (211)          (899)
                                                       --------       --------
     Net cash used by operating activities               (3,583)       (15,878)
                                                       --------       --------
Investing activities:
 Acquisition of property and equipment                     (180)          (118)
                                                       --------       --------
     Net cash used by investing activities                 (180)          (118)
                                                       --------       --------
Financing activities:
 Net increase in revolving line of credit                    --         16,500
 Exercise of stock options                                  114             13
 Purchase of treasury stock                                  --           (160)
                                                       --------       --------
     Net cash provided by financing activities              114         16,353
                                                       --------       --------

 (Decrease) increase in cash and cash equivalents        (3,649)           357

Cash and cash equivalents at beginning of period          3,665            344
                                                       --------       --------
Cash and cash equivalents at end of period             $     16       $    701
                                                       ========       ========

          See accompanying notes to consolidated financial statements

                            TRIMARK HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - THE COMPANY:
---------------------

The consolidated financial statements of Trimark Holdings, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes filed with the Form 10K for the year ended June 30, 1997. Significant accounting policies used by the Company are summarized in Note 2 to the June 30, 1997 financial statements.

In the opinion of management, all adjustments required for a fair presentation of the financial position as of December 31, 1997 and the results of operations and cash flows for the periods ended December 31, 1997 and December 31, 1996 have been made and all adjustments were of a normal and recurring nature. Operating results for the six and three month periods are not necessarily indicative of the operating results for a full year.


NOTE 2 - FILM COSTS:
--------------------

Film costs, net of amortization, consist of the following:

                                       December 31,        June 30,
                                          1997               1997
                                       ------------        ---------
                                               (in thousands)
Released                                $42,642             $32,159
Completed not released                    4,884               7,045
In process and development                9,856              18,089
                                        -------             -------
                                        $57,382             $57,293
                                        -------             -------

NOTE 3 - COMMITMENTS & CONTINGENCIES:
-------------------------------------

The Company has entered into certain agreements which provide for royalty advances and promotional and advertising commitments totaling $6.1 million. If the conditions to these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to August 1998.


NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-----------------------------------------------------------

Cash paid during the six month period for:

                                              December 31,
                                          1997           1996
                                       ----------     ----------
                                             (in thousands)
Interest                                $2,424         $875
Income taxes                               158          268

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NET REVENUES:

                                    Six months ended                   Three months ended
                                      December 31,                        December 31,
                             ----------------------------       -----------------------------
                                  1997            1996               1997           1996
                             ------------    ------------       ------------   --------------
                                                      (in thousands)
Domestic:
 Home video distribution      $21,847        $17,730             $13,030        $ 7,359
 Theatrical distribution        5,023             50               4,999             34
 Television distribution        4,521          3,410               3,248          2,037
Foreign:
 All media                      6,154          8,238               1,709          6,689
Interactive:
 All media                         --          1,067                  --            161
                              -------        -------             -------        -------
                              $37,545        $30,495             $22,986        $16,280
                              -------        -------             -------        -------

Net revenues for the six months and quarter ended December 31, 1997 increased $7.1 million or 23.1% and $6.7 million or 41.2%, respectively, compared with the same periods in fiscal 1997. The increase for the six month period was primarily due to increases in net revenues from domestic theatrical, home video and television distribution of $5.0 million, $4.1 million and $1.1 million, respectively, partially offset by decreases in net revenues from foreign and interactive distribution of $2.1 million and $1.1 million, respectively. The increase in revenues from domestic theatrical distribution was primarily due to the release of "Eve's Bayou" in October 1997 without any comparable theatrical release in the six months ended December 31, 1996. The increase in domestic home video net revenues was primarily due to the initial home video distribution in October 1997 of the theatrically released film "Sprung" without any comparable video releases of theatrical films in the six months ended December 31, 1996. The increase in domestic television net revenues was primarily due to the release in November 1997 of the made for cable television movie "Trucks" on the USA network. "Trucks," which is based on a short story by Stephen King, was made in conjunction with the USA Network and is part of the Company's strategic decision to increase production of made for television product. The comparable six month period ending December 31, 1996 included the HBO premier of "The Dentist." The decrease in

RESULTS OF OPERATIONS

foreign distribution revenues was primarily due to the large advances generated in the fiscal 1997 period by "Star Kid (aka Warrior of Waverly Street)" without any film generating comparable advances in the fiscal 1998 period. In the six months ended December 31, 1997, three (3) motion pictures, "A Kid in Aladdin's Palace," "Chairman of the Board" and "Eve's Bayou" were initially released into the foreign market. In the same time period in fiscal 1997 three (3) motion pictures "Leprechaun 4," "Never Ever (aka Circle of Passion)" and "Star Kid" were initially released. Interactive revenues decreased due to the Company's decision to exit the interactive market and related sale in March 1997 of substantially all assets of Trimark Interactive to an unrelated independent interactive publisher. The Company does not expect any significant future interactive revenues.

The increase in net revenues for the quarter ended December 31, 1997 was primarily due to increases in net revenues from domestic home video, theatrical and television distribution of $5.7 million, $5.0 million and $1.2 million, respectively, partially offset by decreases in net revenues from foreign and interactive distribution of $5.0 million and $161,000, respectively. The increase in domestic home video net revenues was primarily due to the initial home video distribution in October 1997 of the theatrically released film "Sprung" without any comparable video release in the three months ended December 31, 1996. The increase in revenues from domestic theatrical distribution was primarily due to the release of "Eve's Bayou" in October 1997 without any comparable theatrical release in the three months ended December 31, 1996. The increase in domestic television net revenues was primarily due to the release in November 1997 of the made for cable television movie "Trucks" on the USA network. The comparable time period in fiscal 1997 included the HBO premier of "The Dentist." The decrease in foreign distribution revenues was primarily due to the timing of releases and the large advances generated by "Star Kid" without any film generating comparable advances in the fiscal 1998 period. In the three months ended December 31, 1997, there was one (1) motion picture "Eve's Bayou" initially released into the foreign market, whereas two (2) motion pictures "Never Ever" and "Star Kid" were released in the same time period in fiscal 1997. Interactive revenues decreased due to the Company's decision to exit the interactive market as described above.

RESULTS OF OPERATIONS


Primarily as a result of continuing competition in the domestic home video market, the Company is focusing its resources on producing and acquiring an increased number of films with either specialized theatrical potential or that are made for network and cable television. See "Liquidity and Capital Resources."


GROSS PROFIT: Gross profit as a percentage of net revenues for the six month periods ended December 31, 1997 and 1996 were 9.7% and 11.8%, respectively, and for the quarters ended December 31, 1997 and 1996 were 0.2% and 2.0%, respectively.

The Company's gross profits for the six months ended December 31, 1997 increased $16,000 or 0.4% compared with the same period in fiscal 1997. The Company's gross profit for the three months ended December 31, 1997 decreased $284,000 or 87.1% compared with the same period in fiscal 1997. The gross profit for the quarter ended December 31, 1997 included approximately $4.2 million in write downs to net realizable value of film inventory. These write downs primarily related to a charge associated with the lower than anticipated performance of the January 1998 theatrical release of "Star Kid" and a write down associated with management's decision not to release "Chairman of the Board" with a wide theatrical release, but rather to have a selected market theatrical release.
The decision to limit the "Chairman of the Board" theatrical release was made to mitigate the risks associated with the higher print and advertising expenses required for wide release pictures. The gross profit for the quarter ended December 31, 1996 included a $3.0 million charge associated with the January 1997 theatrical release of "Meet Wally Sparks" partially offset by a reduction of the inventory obsolescence reserve due to the salability of inventory. The Company anticipates that the domestic home video market will continue to be extremely competitive.

RESULTS OF OPERATIONS


SELLING EXPENSES: Selling expenses as a percentage of net revenues for the six month periods ended December 31, 1997 and 1996 were 9.4% and 10.6%, respectively, and for the quarters ended December 31, 1997 and 1996 were 7.8% and 10.7%, respectively.

The Company's selling expenses for the six months ended December 31, 1997 increased $312,000 or 9.7% compared with the same period in fiscal 1997. For the three months ended December 31, 1997 selling expenses increased $68,000 or 3.9% compared with the same period in fiscal 1997. The increases reflect the increase in theatrical operations partially offset by the decrease in interactive operations. During the quarter ended March 31, 1997, the Company sold substantially all assets of Trimark Interactive.


GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the six months ended December 31, 1997 increased $340,000 or 16.0% compared with the same period in fiscal 1997. For the three months ended December 31, 1997 general and administrative expenses increased $278,000 or 28.3% compared with the same period in fiscal 1997. The increases were primarily due to the costs associated with setting up three regional theatrical sales offices and increased consulting charges.


BAD DEBT EXPENSE: Bad debt expense for the six months ended December 31, 1997 decreased $75,000 or 33.6% compared with the same period in fiscal 1997. Bad debt expense for the three months ended December 31, 1997 decreased $100,000 or 82.0% compared with the same period in fiscal 1997. Bad debt expense primarily represents reserves taken against domestic video and foreign sales. The decreases primarily represent decreases in general reserves based on foreign sales for the periods partially offset by specific reserves taken for certain international customers.

RESULTS OF OPERATIONS


INTEREST EXPENSE: Interest expense for the six months ended December 31, 1997 increased $1.5 million or 268.8% compared with the same period in fiscal 1997. Interest expense for the three months ended December 31, 1997 increased $795,000 or 224.6% compared with the same period in fiscal 1997. The increases in interest expense were primarily due to higher levels of borrowing under the Company's credit facility for purposes of funding the costs associated with the acquisition and distribution of theatrical motion pictures. As of December 31, 1997, there was $57.7 million outstanding under the credit facility. See "Liquidity and Capital Resources."

INTEREST AND INVESTMENT INCOME: Interest and investment income for the six months ended December 31, 1997 increased $31,000 or 63.3% compared with the same period in fiscal 1997. The increase was primarily due to interest income from loans to officers in the fiscal 1998 period without any similar income in the fiscal 1997 period.


NET LOSS: The Company's net loss for the six months ended December 31, 1997 increased $2.1 million or 83.0% compared with the same period in fiscal 1997. The loss for the six months ended December 31, 1997 was $4.5 million compared to a loss of $2.5 million in the comparable fiscal 1997 period. The Company's net loss for the three months ended December 31, 1997 increased $1.5 million or 54.5% compared with the same period in fiscal 1997. The loss for the three months ended December 31, 1997 was $4.2 million compared to a loss of $2.7 million in the comparable fiscal 1997 period. The fiscal 1998 losses were primarily due to approximately $4.2 million in write downs to net realizable value of film inventory. These write downs primarily related to a charge associated with the lower than anticipated performance of the January 1998 theatrical release of "Star Kid" and a write down associated with management's decision not to release "Chairman of the Board" with a wide theatrical release, but rather to have a selected market theatrical release. The prior year losses were primarily due to a $3.0 million write down associated with the January 1997 theatrical release of "Meet Wally Sparks."

LIQUIDITY AND CAPITAL RESOURCES


The Company has traditionally relied on cash generated by operations and borrowings under its credit facility to finance its operations. The Company's cash flows from operating, investing and financing activities for the six months ended December 31, 1997 and 1996 were as follows:

                                                        Six Months Ended
                                                          December 31,
                                             ----------------------------------
                                                    1997               1996
                                             --------------     ---------------
                                                        (in thousands)
Net cash used by operating activities        $(3,583)            $(15,878)
Net cash used by investing activities           (180)                (118)
Net cash provided by financing activities        114               16,353

Cash used by operations decreased by $12.3 million from $15.9 million used in the six months ended December 31, 1996 to $3.6 million used in the six months ended December 31, 1997 principally as the result of increased film amortization of $4.8 million, a decrease in additions to film costs of $2.4 million, a decrease in the change in other assets of $1.4 million and an increase in the change in minimum guarantees and royalties payable of $3.2 million, which were partially offset by an increased net loss of $1.3 million. During the first six months of fiscal 1998 the Company continued to make significant investments in film costs. The Company invested $24.4 million in additions to film inventory. The additions were primarily incurred to release theatrically the film "Eve's Bayou" and to produce and acquire new films.

Two principal factors have increased the length of time from investment in film costs to recoupment, which has increased the Company's cash requirements. The first factor is the terms of the Company's current credit facility entered into in December 1996. Under the current credit facility, described below, the Company directly pays production costs that generally were previously paid by off balance sheet production company financing. This change in financing has accelerated certain film acquisition payments that were previously made at the time of film delivery and are now made periodically throughout the production process. The production process often takes from six months to a year or more. Commitments to purchase films from production companies upon delivery are included in contingent contractual obligations. The

LIQUIDITY AND CAPITAL RESOURCES

Company's contingent contractual obligations as of December 31, 1997 were $6.1 million, a decrease of $14.6 million compared to the balance as of December 31, 1996. The second factor that has increased the length of time from investment in film costs to recoupment is increased theatrical distribution activity. Theatrical films generally require significant marketing expenditures for prints and advertising which are capitalized as film costs. Theatrical marketing campaigns begin well in advance of the theatrical release to generate the maximum level of awareness for the film. The opening date must be carefully selected and is often changed to address competition, screen availability and other factors. In addition, the decision to release a film theatrically is often not made until a theatrical test is conducted which can take several months. The home video release and other ancillary market revenues are also not realized for several months to years after the theatrical release. For further information see "Results of Operations."

Investing activities for the six months ended December 31, 1997 and 1996 have primarily consisted of expenditures on equipment and leasehold improvements related to the expansion of theatrical operations.

Financing activities, consisting primarily of borrowings under the Company's credit facility, were greater in the six months ended December 31, 1996 than for the six months ended December 31, 1997, primarily as the result of motion picture production, acquisition and distribution expenditures exceeding operating cash inflows. The Company's cash requirements vary in part with the size and timing of production advances and minimum guarantee payments along with the timing of its theatrical, home video, television and international releases. In the six months ended December 31, 1997 and 1996 the principal sources of funds have been provided by the Company's credit facility and available cash.

The Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., on December 20, 1996 entered into a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank which replaced a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank. The credit facility expires December 19, 2000. Under the credit agreement, the

LIQUIDITY AND CAPITAL RESOURCES


Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the Borrowing Base which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.25% above Chase Manhattan's prime rate or 2.25% above Chase Manhattan's London Interbank Market for Eurodollars for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.375% per annum. As of December 31, 1997 there was $57.7 million outstanding under the credit facility.

The credit agreement contains various financial and other covenants to which the Company must adhere. These covenants, among other things, require the maintenance of minimum net worth and various financial ratios which are reported to the bank on a quarterly basis and include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, affiliate transactions and the use of proceeds. As of December 31, 1997, the Company was out of compliance with certain financial covenants primarily as a result of the non-cash write downs of "Star Kid" and "Chairman of the Board" to net realizable value. The Company is presently in discussions with the Administrative Agent Bank for an amendment as of December 31, 1997 to the credit agreement with respect to such covenants. The Company believes that a satisfactory amendment will be entered into.

Subject to entering into a satisfactory amendment, the Company believes that its present sources of working capital will be sufficient to maintain its current level of operations in accordance with the anticipated release schedule, as described below. In the event that the Company is unable to finalize a satisfactory amendment of its credit facility, the Company would seek to restructure its obligations under the facility. This could have a significant adverse effect on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES


Management of the Company is conducting a strategic review of the Company's theatrical operations. This strategic review includes the possibility of an increase in the theatrical exhibition of specialized films, with which the Company has demonstrated past successes including "Eve's Bayou" and "Kama Sutra:
A Tale of Love," and a reduction in the distribution of wide mainstream features with wide releases to greater than 1,000 screens and which require substantial print and advertising commitments. The Company does not plan to release any additional wide theatrical releases in fiscal 1998. "Chairman of the Board," which was previously scheduled for wide release, is scheduled for release in selected markets in March 1998. In the domestic specialized theatrical market the Company plans to release approximately four (4) to six (6) motion pictures in fiscal 1998. In the six months ended December 31, 1997 the Company released two (2) specialized theatrical films "Box of Moonlight" and "Eve's Bayou." During fiscal 1998 the Company plans to release approximately thirty-six (36) motion pictures into the domestic home video rental market (of which nineteen
(19) were released in the first six months of fiscal 1998) and to continue to expand distribution in the sell-thru market. Also in fiscal 1998 the Company plans to release approximately nine (9) to twelve (12) motion pictures initially into international distribution (of which three (3) were released in the first six months of the fiscal year).

Technicolor Videocassette, Inc. currently serves as the Company's video cassette duplicator and fulfillment contractor. Technicolor Videocassette, Inc. has a general lien on all of the Company's materials and products in its possession.

On February 21, 1997, the Company announced a stock repurchase program pursuant to which it could spend up to $1,500,000, $750,000 per fiscal year, to purchase shares of its outstanding common stock in the open market. During fiscal 1998, the Company has made no expenditures under the repurchase program.

As a result of recent merger and acquisition activity in the entertainment industry, the Company, as a leading independent distributor of specialized theatrical, television and video product, received certain unsolicited inquires from interested parties. Accordingly, on July 21, 1997, the Company announced that it had retained the investment banking firm, Societe Generale

LIQUIDITY AND CAPITAL RESOURCES


Bannon, to advise the Company on various strategic alternatives to help enhance shareholder value.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: Changes in public tastes, industry trends and demographic changes, which may influence the distribution and exhibition of films in certain areas; public reaction to and acceptance of the Company's video, theatrical and television product, which will impact the Company's revenues; competition, including competition from major motion picture studios, which may affect the Company's ability to generate revenues; reliance on management and key personnel; consolidation in the retail video industry; whether the Company's shift in strategy to an increase in the theatrical exhibition of specialized films and a reduction in the distribution of wide mainstream features is successful; new methods of distributing motion pictures; whether the Company will be able to effect any strategic alternatives that may help enhance shareholder value; whether the Company is able to finalize a satisfactory amendment of its credit facility; and other factors referenced in this Form 10-Q and the Form 10-K filed for the year ended June 30, 1997.

                          PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The 1997 annual meeting of stockholders of the Registrant occurred on November 21, 1997. The following matters were voted upon at the meeting: the election as directors of the Registrant of each of Mark Amin, Gordon Stulberg, Matthew H. Saver and Tofigh Shirazi; and the ratification of the appointment of Price Waterhouse LLP as independent accountants of the Registrant. The results of the voting were as follows:

                                                                  BROKER
                                       VOTES                    -----------
MATTER VOTED           VOTES FOR      AGAINST      ABSTAINED     NON-VOTES
-------------------   -----------   -----------   -----------   -----------

Election of             2,431,887         7,900            --            --
Mark Amin
Election of             2,431,887         7,900            --            --
Gordon Stulberg
Election of             2,431,887         7,900            --            --
Matthew H. Saver
Election of             2,431,887         7,900            --            --
Tofigh Shirazi
Ratification of         2,431,837         5,900         2,050            --
 Price Waterhouse
 LLP


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

Exhibit No                           Description
----------     ----------------------------------------------------------

27             Financial Data Schedule.

     (b)  Reports on Form 8-K:

          None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRIMARK HOLDINGS, INC.



                                       By:  /s/ James E. Keegan
                                            ------------------------------------
                                            James E. Keegan
                                            Executive Vice President -
                                            Finance and Chief Financial
                                            Officer (Principal Financial
                                            Officer and authorized to sign
                                            on behalf of the Registrant)


Date: February 13, 1998
      -----------------

                               INDEX TO EXHIBITS

Exhibit No                   Description                 Method of Filing
-------------   -------------------------------------   ------------------

27              Financial Data Schedule.                filed herewith
                                                        electronically