Form 10-Q
period 1998-03-31
TRIMARK HOLDINGS INC
filed 1998-05-15
CIK 863896

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 1998 or

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

As of May 11, 1998, 4,182,627 shares of Trimark Holdings, Inc. common stock were outstanding, excluding shares held by Trimark Holdings, Inc. as treasury stock.

                            TRIMARK HOLDINGS, INC.

                                     INDEX


Part I.     Financial Information                                    Page No.

            Item 1.  Financial Statements:

            Consolidated Balance Sheets at March 31, 1998
              and June 30, 1997                                          3

            Consolidated Statements of Operations - Nine
              months and three months ended March 31, 1998
              and 1997                                                   4

            Consolidated Statements of Cash Flows - Nine
              months ended March 31, 1998 and 1997                       5

            Notes to Consolidated Financial Statements                  6-7

            Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                8-17

            Item 3.  Quantitative and Qualitative                       not
              Disclosures about Market Risk                          applicable

Part II.    Other Information

            Item 6.  Exhibits and Reports on Form 8-K                   18

                            TRIMARK HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                   ----------------------------------------
                   (Dollars in Thousands, Except Share Data)

                                                      March 31,   June 30,
                      Assets                            1998        1997
                    ----------                       ----------- ----------
                                                     (Unaudited)

Cash and cash equivalents                              $ 1,993     $ 3,665
Accounts receivable, less allowances of
 $6,058 and $4,010, respectively                        24,713      23,124
Film costs, net (Note 2)                                62,061      57,293
Deferred marketing costs                                 1,944       1,696
Inventories, net                                           898         650
Property and equipment at cost, less accumulated
 depreciation of $2,325 and $2,049, respectively           790         808
Due from officers                                          981         662
Other assets                                             2,309       2,325
                                                       -------     -------
                                                       $95,689     $90,223
                                                       =======     =======
      Liabilities and Stockholders' Equity
    ----------------------------------------
Revolving line of credit                               $61,750     $57,700
Accounts payable and accrued expenses                   10,869       7,575
Minimum guarantees and royalties payable                 5,813       3,391
Deferred income                                          1,266       1,283
Income taxes payable                                        43          65
                                                       -------     -------
    Total liabilities                                   79,741      70,014
                                                       -------     -------
Commitments and contingencies (Note 3)                      --          --
                                                       -------     -------
Stockholders' equity:
  Common stock, $.001 par value.  Authorized
   20,000,000 shares; 5,134,827 shares issued
   at March 31, 1998 and 5,099,081 shares
   issued at June 30, 1997                                   5           5
  Additional paid in capital                            15,588      15,474
  Preferred stock, $.01 par value.  Authorized
   2,000,000 shares; no shares issued and
   outstanding                                              --          --
  Retained earnings                                      4,785       9,160
  Less treasury shares, at cost - 952,200 shares
   and 952,200 shares                                   (4,430)     (4,430)
                                                       -------     -------
    Stockholders' equity                                15,948      20,209
                                                       -------     -------
                                                       $95,689     $90,223
                                                       =======     =======



          See accompanying notes to consolidated financial statements

                            TRIMARK HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       -----------------------------------------------------------------
        (Amounts in Thousands, Except (Loss) Earnings Per Common Share)

                                                           Nine Months Ended       Three Months Ended
                                                               March 31,                March 31,
                                                        -----------------------   ---------------------
                                                           1998         1997        1998        1997
                                                        ----------   ----------   ---------   ---------
                                                                           (Unaudited)
Net revenues                                              $62,163      $44,127     $24,618     $13,632

Film costs and distribution expenses                       53,200       36,834      19,284       9,952
                                                          -------      -------     -------     -------
  Gross profit                                              8,963        7,293       5,334       3,680
                                                          -------      -------     -------     -------
Operating expenses:
 Selling                                                    5,536        5,043       2,005       1,824
 General and administrative                                 3,660        3,285       1,193       1,158
 Bad debt                                                   1,000          295         852          72
                                                          -------      -------     -------     -------
                                                           10,196        8,623       4,050       3,054
                                                          -------      -------     -------     -------
  Operating (loss) earnings                                (1,233)      (1,330)      1,284         626

Other (income) expenses:
 Interest expense                                           3,257        1,122       1,166         555
 Interest and investment income                              (115)         (62)        (35)        (13)
                                                          -------      -------     -------     -------
                                                            3,142        1,060       1,131         542
                                                          -------      -------     -------     -------
  (Loss) earnings before income taxes                      (4,375)      (2,390)        153          84

Income taxes                                                   --           --          --          --
                                                          -------      -------     -------     -------
   Net (loss) earnings                                    $(4,375)     $(2,390)    $   153     $    84
                                                          =======      =======     =======     =======

Weighted average number of common shares (Note 5):
 Basic                                                      4,183        4,240       4,183       4,220
 Diluted                                                    4,183        4,240       4,192       4,244
                                                          =======      =======     =======     =======

Net (loss) earnings per common share (Note 5):
 Basic                                                    $ (1.05)     $ (0.56)    $  0.04     $  0.02
 Diluted                                                  $ (1.05)     $ (0.56)    $  0.04     $  0.02
                                                          =======      =======     =======     =======



          See accompanying notes to consolidated financial statements

                            TRIMARK HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -----------------------------------------
                            (Dollars in Thousands)


                                                         Nine Months Ended
                                                             March 31,
                                                       --------------------
                                                         1998        1997
                                                       --------    --------
                                                            (Unaudited)
Operating activities:
 Net loss                                              $ (4,375)   $ (2,390)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Film amortization                                     37,304      27,428
   Depreciation and other amortization                      276         219
   Provision for returns and bad debt                     2,048         280
   Provision for inventory obsolescence                       3        (494)
   Change in operating assets and liabilities:
    Increase in accounts receivable                      (3,637)     (3,393)
    Additions to film costs                             (42,072)    (53,122)
    Increase in deferred marketing costs                   (248)       (280)
    (Increase) decrease in inventories                     (251)        536
    Increase in notes receivable from officers             (319)         --
    Decrease (increase) in other assets                      16      (2,174)
    Increase in accounts payable and
      accrued expenses                                    3,294       7,493
    Increase (decrease) in minimum guarantees and
      royalties payable                                   2,422      (1,465)
    (Decrease) increase in income taxes payable             (22)        309
    Decrease in deferred income                             (17)     (1,000)
                                                       --------    --------
     Net cash used by operating activities               (5,578)    (28,053)
                                                       --------    --------
Investing activities:
 Acquisition of property and equipment                     (258)       (187)
                                                       --------    --------
     Net cash used by investing activities                 (258)       (187)
                                                       --------    --------
Financing activities:
 Net increase in revolving line of credit                 4,050      29,000
 Exercise of stock options                                  114          75
 Purchase of treasury stock                                  --        (702)
                                                       --------    --------
     Net cash provided by financing activities            4,164      28,373
                                                       --------    --------

 (Decrease) increase in cash and cash equivalents        (1,672)        133

Cash and cash equivalents at beginning of period          3,665         344
                                                       --------    --------
Cash and cash equivalents at end of period             $  1,993    $    477
                                                       ========    ========



          See accompanying notes to consolidated financial statements

                            TRIMARK HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - THE COMPANY:
---------------------

The consolidated financial statements of Trimark Holdings, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes filed with the Form 10-K for the year ended June 30, 1997. Significant accounting policies used by the Company are summarized in Note 2 to the June 30, 1997 financial statements.

In the opinion of management, all adjustments required for a fair presentation of the financial position as of March 31, 1998 and the results of operations and cash flows for the periods ended March 31, 1998 and March 31, 1997 have been made and all adjustments were of a normal and recurring nature. Operating results for the nine and three month periods are not necessarily indicative of the operating results for a full year.


NOTE 2 - FILM COSTS:
--------------------

Film costs, net of amortization, consist of the following:

                                          March 31,                 June 30,
                                            1998                      1997
                                          ---------                ---------
                                                    (in thousands)
Released                                   $46,286                  $32,159
Completed not released                       5,412                    7,045
In process and development                  10,363                   18,089
                                           -------                  -------
                                           $62,061                  $57,293
                                           -------                  -------

NOTE 3 - COMMITMENTS & CONTINGENCIES:
-------------------------------------

The Company has entered into certain agreements which provide for royalty advances and promotional and advertising commitments totaling $12.5 million. If the conditions to these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to January 1999.

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-----------------------------------------------------------

Cash paid during the nine month period for:

                                                March 31,
                                       1998                  1997
                                   ------------          ------------
                                              (in thousands)
Interest                                 $3,662                $1,582
Income taxes                                279                   376

NOTE 5 - NET (LOSS) EARNINGS PER COMMON SHARE:
----------------------------------------------

Basic (loss) earnings per common share amounts are based on the weighted average number of common shares outstanding during the respective periods. Dilutive
(loss) earnings per common share amounts are based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options when the effect of such conversions would have been dilutive to net (loss) earnings. There is no assumed conversion of stock options for the nine months ended March 31, 1998 and 1997 as the effect would be anti-dilutive.

Prior period amounts have been restated to conform to SFAS No. 128. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted net (loss) earnings per common share:

                                   Nine months ended             Three months ended
                                       March 31,                      March 31,
                            ----------------------------    -----------------------------
                                 1998            1997           1998             1997
                            ------------    ------------    ------------     ------------
                                                     (in thousands)
Basic shares - weighted
 average of common shares
 outstanding                       4,183           4,240           4,183            4,220
Additional shares assuming
 conversions of stock
 options                              --              --               9               24
                            ------------    ------------    ------------     ------------
Diluted shares                     4,183           4,240           4,192            4,244
                            ------------    ------------    ------------     ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET REVENUES:

                                 Nine months ended               Three months ended
                                      March 31,                       March 31,
                            ----------------------------    -----------------------------
                                1998            1997            1998             1997
                            ------------    ------------    ------------     ------------
                                                     (in thousands)
Domestic:
 Home video distribution         $37,019         $26,161         $15,172          $ 8,431
 Theatrical distribution           7,687           2,027           2,664            1,977
 Television distribution           7,743           4,389           3,222              979
Foreign:
 All media                         9,714          10,185           3,560            1,947
Interactive:
 All media                            --           1,365              --              298
                            ------------    ------------    ------------     ------------
                                 $62,163         $44,127         $24,618          $13,632
                            ------------    ------------    ------------     ------------

Net revenues for the nine months and quarter ended March 31, 1998 increased $18.0 million or 40.9% and $11.0 million or 80.6%, respectively, compared with the same periods in fiscal 1997. The increase for the nine month period was primarily due to increases in net revenues from domestic home video, theatrical and television distribution of $10.9 million, $5.7 million and $3.4 million, respectively, partially offset by decreases in net revenues from interactive and foreign distribution of $1.4 million and $471,000, respectively. The increase in domestic home video net revenues was primarily due to the initial home video distribution of the wide theatrically released films "Sprung" (October 1997) and "Eve's Bayou" (March 1998, the rental title with the largest shipments in Company history), without any comparable video releases of wide theatrical films in the nine months ended March 31, 1997. The increase in revenues from domestic theatrical distribution was primarily due to the release of two wide theatrical films in the current year period, "Eve's Bayou" in October 1997 and "Star Kid" (aka "Warrior of Waverly Street") in January 1998, compared to one wide theatrical release, "Meet Wally Sparks" in the nine months ended March 31, 1997. The increase in domestic television net revenues was primarily due to the releases in the current nine month period of the made for cable television movies "Trucks" and "The Colony" as well as the cable debut of "Meet Wally Sparks." "Trucks" and "The Colony" are

RESULTS OF OPERATIONS

part of the Company's strategic decision to increase production and acquisition of made for television product. The comparable nine month period ending March 31, 1997 included the HBO premieres of "The Dentist" and "Crossworlds." Interactive revenues decreased due to the Company's decision to exit the interactive market and related sale in March 1997 of substantially all assets of Trimark Interactive to an unrelated independent interactive publisher. The Company does not expect any significant future interactive revenues. The decrease in foreign distribution revenues was primarily due to the large advances generated in the fiscal 1997 period by "Star Kid" without any film generating comparable advances in the fiscal 1998 period. In the nine months ended March 31, 1998, seven (7) motion pictures, "A Kid in Aladdin's Palace," "Chairman of the Board," "Eve's Bayou," "Eye of God," "The Colony," "Trucks" and "My Teacher's Wife" were initially released into the foreign market. In the same time period in fiscal 1997 three (3) motion pictures "Leprechaun 4," "Never Ever" (aka "Circle of Passion") and "Star Kid" were initially released.

The increase in net revenues for the quarter ended March 31, 1998 was primarily due to increases in net revenues from domestic home video, domestic television, foreign all media and domestic theatrical distribution of $6.7 million, $2.2 million, $1.6 million and $687,000, respectively, partially offset by decreases in net revenues from interactive distribution of $298,000. The increase in domestic home video net revenues was primarily due to the initial home video distribution in March 1998 of the theatrically released film "Eve's Bayou" without any comparable video release in the three months ended March 31, 1997. The increase in domestic television net revenues was primarily due to the cable debut in January 1998 of "Meet Wally Sparks" and the release in March 1998 of the made for cable television movie "The Colony" on The USA Network's Sci-Fi Channel. The comparable time period in fiscal 1997 included the HBO premier of "Crossworlds." The increase in foreign distribution revenues was primarily due to the timing of releases. In the three months ended March 31, 1998, there were four (4) motion pictures "Eye of God," "The Colony," "Trucks" and "My Teacher's Wife" initially released into the foreign market, whereas no motion pictures were released in the same time period in fiscal 1997. The increase in revenues from domestic theatrical distribution was primarily due to the release of "Star Kid" in January 1998 compared to the release of "Meet

RESULTS OF OPERATIONS

Wally Sparks" in the three months ended March 31, 1997. Interactive revenues decreased due to the Company's decision to exit the interactive market as described above.

Primarily as a result of continuing competition in the domestic home video market, the Company is focusing its resources on producing and acquiring an increased number of films with specialized theatrical potential and those that are made for initial release on network and cable television. See "Liquidity and Capital Resources."

GROSS PROFIT: Gross profit as a percentage of net revenues for the nine month periods ended March 31, 1998 and 1997 were 14.4% and 16.5%, respectively, and for the quarters ended March 31, 1998 and 1997 were 21.7% and 27.0%, respectively.

The Company's gross profits for the nine months ended March 31, 1998 increased $1.7 million or 22.9% compared with the same period in fiscal 1997. The Company's gross profit for the three months ended March 31, 1998 increased $1.7 million or 44.9% compared with the same period in fiscal 1997. The increase in gross profit for the quarter is primarily due to the recognition of the increased estimated future revenue of the Company's product from domestic distribution on DVD (digital video discs) and sell-thru home video. Estimated total revenues and costs are reviewed on a quarterly basis and revisions to amortization rates are made as necessary including write downs to net realizable value. The increase for the nine month period is primarily due to the increase in the quarter. The gross profit for the nine months ended March 31, 1998 included approximately $4.2 million in write downs to net realizable value of film inventory. These write downs primarily related to a non-cash charge associated with the lower than anticipated performance of the January 1998 theatrical release of "Star Kid" and a write down associated with management's decision not to release "Chairman of the Board" with a wide theatrical release, but rather to have a selected market theatrical release. The decision to limit the "Chairman of the Board" theatrical release was made to mitigate the risks associated with the higher print and advertising expenses required for wide release pictures. The gross profit for the quarter ended March 31, 1997 included a $3.0 million charge associated with the

RESULTS OF OPERATIONS

January 1997 theatrical release of "Meet Wally Sparks" partially offset by a reduction of the inventory obsolescence reserve due to the salability of inventory. The Company anticipates that the domestic home video market will continue to be extremely competitive.


SELLING EXPENSES: Selling expenses as a percentage of net revenues for the nine month periods ended March 31, 1998 and 1997 were 8.9% and 11.4%, respectively, and for the quarters ended March 31, 1998 and 1997 were 8.1% and 13.4%, respectively.

The Company's selling expenses for the nine months ended March 31, 1998 increased $493,000 or 9.8% compared with the same period in fiscal 1997. For the three months ended March 31, 1998 selling expenses increased $181,000 or 9.9% compared with the same period in fiscal 1997. The increases reflect the increase in theatrical operations partially offset by the decrease in interactive operations. During the quarter ended March 31, 1997, the Company sold substantially all assets of Trimark Interactive.


GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the nine months ended March 31, 1998 increased $375,000 or 11.4% compared with the same period in fiscal 1997. For the three months ended March 31, 1998 general and administrative expenses increased $35,000 or 3.0% compared with the same period in fiscal 1997. The increases were primarily due to the costs associated with setting up three regional theatrical sales offices and increased consulting charges.


BAD DEBT EXPENSE: Bad debt expense for the nine months ended March 31, 1998 increased $705,000 or 239.0% compared with the same period in fiscal 1997. Bad debt expense for the three months ended March 31, 1998 increased $780,000 or 1083.3% compared with the same period in fiscal 1997. Bad debt expense primarily represents reserves taken against domestic video and foreign sales. The increases are primarily due to specific reserves taken as a result of the currency crisis in Southeast Asia and an increase in past due video receivables.

RESULTS OF OPERATIONS

INTEREST EXPENSE: Interest expense for the nine months ended March 31, 1998 increased $2.1 million or 190.3% compared with the same period in fiscal 1997. Interest expense for the three months ended March 31, 1998 increased $611,000 or 110.1% compared with the same period in fiscal 1997. The increases in interest expense were primarily due to higher levels of borrowing under the Company's credit facility for purposes of funding the costs associated with the acquisition and distribution of theatrical motion pictures. As of March 31, 1998, there was $61.8 million outstanding under the credit facility. The Company expects to use excess cash flow generated by theatrical and library product to decrease current debt levels. See "Liquidity and Capital Resources."

INTEREST AND INVESTMENT INCOME: Interest and investment income for the nine months ended March 31, 1998 increased $53,000 or 85.5% compared with the same period in fiscal 1997. Interest and investment income for the three months ended March 31, 1998 increased $22,000 or 169.2% compared with the same period in fiscal 1997. The increases were primarily due to interest income from loans to officers in the fiscal 1998 period without any similar income in the fiscal 1997 period.


NET (LOSS) EARNINGS: The Company's net loss for the nine months ended March 31, 1998 increased $2.0 million or 83.1% compared with the same period in fiscal 1997. The loss for the nine months ended March 31, 1998 was $4.4 million compared to a loss of $2.4 million in the comparable fiscal 1997 period. The Company's net earnings for the three months ended March 31, 1998 increased $69,000 or 82.1% compared with the same period in fiscal 1997. The fiscal 1998 nine month loss was primarily due to approximately $4.2 million in non-cash write downs to net realizable value of film inventory. These write downs primarily related to a charge associated with the lower than anticipated performance of the January 1998 theatrical release of "Star Kid" and a write down associated with management's decision not to release "Chairman of the Board" with a wide theatrical release, but rather to have a selected market theatrical release. The prior year losses were primarily due to a $3.0 million write down associated with the January 1997 theatrical release of "Meet Wally Sparks." The

RESULTS OF OPERATIONS

increase in earnings for the three month period is primarily due to the increase in gross profits partially offset by the increase in interest and bad debt expense.



LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash generated by operations and borrowings under its credit facility to finance its operations. The Company's cash flows from operating, investing and financing activities for the nine months ended March 31, 1998 and 1997 were as follows:

                                                      Nine Months Ended
                                                           March 31,
                                             ----------------------------------
                                                  1998                1997
                                             --------------     ---------------
                                                       (in thousands)
  Net cash used by operating activities            ($ 5,578)          ($ 28,053)
  Net cash used by investing activities                (258)               (187)
  Net cash provided by financing activities           4,164              28,373

Cash used by operations decreased by $22.5 million from $28.0 million used in the nine months ended March 31, 1997 to $5.6 million used in the nine months ended March 31, 1998 principally as the result of increased film amortization of $9.9 million, a decrease in additions to film costs of $11.1 million, a decrease in the change in other assets of $2.2 million and an increase in the change in minimum guarantees and royalties payable of $3.9 million, which were partially offset by an increased net loss of $2.0 million and a decrease in the change in accounts payable and accrued expenses of $4.2 million. During the first nine months of fiscal 1998 the Company continued to make significant investments in film costs. The Company invested $42.1 million in additions to film inventory. The additions were primarily incurred to release theatrically the films "Eve's Bayou" and "Star Kid" and to produce and acquire new films.

Two principal factors have increased the length of time from investment in film costs to recoupment, which has increased the Company's cash requirements. The first factor is the terms of the Company's current credit facility entered into in December 1996.

LIQUIDITY AND CAPITAL RESOURCES

Under the current credit facility, described below, the Company directly pays production costs that generally were previously paid by off balance sheet production company financing. This change in financing has accelerated certain film acquisition payments that were previously made at the time of film delivery and are now made periodically throughout the production process. The production process often takes from nine months to a year or more. Commitments to purchase films from production companies upon delivery are included in contingent contractual obligations. The second factor that has increased the length of time from investment in film costs to recoupment is increased theatrical distribution activity. Theatrical films generally require significant marketing expenditures for prints and advertising which are capitalized as film costs. Theatrical marketing campaigns begin well in advance of the theatrical release to generate the maximum level of awareness for the film. The opening date must be carefully selected and is often changed to address competition, screen availability and other factors. In addition, the decision to release a film theatrically is often not made until a theatrical test is conducted which can take several months. The home video release and other ancillary market revenues are also not realized for several months to years after the theatrical release. For further information see "Results of Operations."

Investing activities for the nine months ended March 31, 1998 and 1997 have primarily consisted of expenditures on equipment and leasehold improvements related to the expansion of theatrical operations.

Financing activities, consisting primarily of borrowings under the Company's credit facility, were greater in the nine months ended March 31, 1997 than for the nine months ended March 31, 1998, primarily as the result of motion picture production, acquisition and distribution expenditures exceeding operating cash inflows. The Company's cash requirements vary in part with the size and timing of production advances and minimum guarantee payments along with the timing of its theatrical, home video, television and international releases. In the nine months ended March 31, 1998 and 1997 the principal sources of funds have been provided by the Company's credit facility and available cash.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., on December 20, 1996 entered into a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank which replaced a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank. The credit facility expires December 19, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the Borrowing Base which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.25% above Chase Manhattan's prime rate or 2.25% above Chase Manhattan's London Interbank Market for Eurodollars for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.375% per annum. As of March 31, 1998 there was $61.8 million outstanding under the credit facility. The Company expects to use excess cash flow generated by theatrical and library product to decrease current debt levels.

The credit agreement contains various financial and other covenants to which the Company must adhere. These covenants, among other things, require the maintenance of minimum net worth and various financial ratios which are reported to the bank on a quarterly basis and include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, affiliate transactions and the use of proceeds. As previously reported, at December 31, 1997, the Company was out of compliance with certain financial covenants primarily as a result of the non-cash write downs of "Star Kid" and "Chairman of the Board" to net realizable value. In May 1998 the Company obtained a waiver and amendment to its credit agreement. As of March 31, 1998 the Company is in compliance with all covenants.

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

In the domestic specialized theatrical market the Company plans to release three
(3) motion pictures in fiscal 1998. In the nine months ended March 31, 1998 the Company released two (2) specialized theatrical films "Box of Moonlight" and "Eve's Bayou." During fiscal 1998 the Company plans to release approximately thirty-five (35) motion pictures into the domestic home video rental market (of which twenty-seven (27) were released in the first nine months of fiscal 1998) and to continue to expand distribution in the sell-thru market. Also in fiscal 1998 the Company plans to release approximately twelve (12) to fourteen (14) motion pictures initially into international distribution (of which seven (7) were released in the first nine months of the fiscal year).

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

As a result of merger and acquisition activity in the entertainment industry, the Company, as a leading independent distributor of specialized theatrical, television and video product, received certain unsolicited inquires from interested parties. Accordingly, on July 21, 1997, the Company announced that it had retained the investment banking firm, Societe Generale

LIQUIDITY AND CAPITAL RESOURCES

Bannon, to advise the Company on various strategic alternatives to help enhance shareholder value.



CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: Changes in public tastes, industry trends and demographic changes, which may influence the distribution and exhibition of films in certain areas; public reaction to and acceptance of the Company's video, theatrical and television product, which will impact the Company's revenues; competition, including competition from major motion picture studios, which may affect the Company's ability to generate revenues; reliance on management and key personnel; consolidation in the retail video industry; whether the Company's shift in strategy to an increase in the theatrical exhibition of specialized films and production and acquisition of made for television product and a reduction in the distribution of wide mainstream features is successful; new methods of distributing motion pictures; whether the Company will be able to effect any strategic alternatives that may help enhance shareholder value; and other factors referenced in this Form 10-Q and the Form 10-K filed for the year ended June 30, 1997.

                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:

Exhibit No
----------                           Description
              --------------------------------------------------------
10.80          Non-Qualified Stock Option Certificate dated January
               14, 1998, by and between the Registrant and Gordon
               Stulberg.

10.81          Non-Qualified Stock Option Certificate dated January
               14, 1998, by and between the Registrant and Matthew H.
               Saver.

10.82          Non-Qualified Stock Option Certificate dated January
               14, 1998, by and between the Registrant and Tofigh
               Shirazi.

10.83          Amendment no. 2 to the Credit, Security, Guaranty and
               Pledge Agreement, dated March 31, 1998, by and between the Registrant's principal operating subsidiaries,
               Trimark Pictures, Inc. and Trimark Television, Inc., and The Chase Manhattan Bank, as Administrative Agent and Fronting Bank.

10.84          Consulting Agreement, dated April 2, 1998, by and
               between Trimark Pictures, Inc. and Burlage\Edell
               Productions, Inc. f/s/o Roger Burlage.

10.85          Letter Agreement, dated April 2, 1998, by and between
               Trimark Holdings, Inc. and Roger Burlage.

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


Date: May 14, 1998
      ------------

                               INDEX TO EXHIBITS

Exhibit No                   Description                Method of Filing
----------      -------------------------------------   ----------------
10.80           Non-Qualified Stock Option              filed herewith
                Certificate dated January 14, 1998,     electronically
                by and between the Registrant and
                Gordon Stulberg.

10.81           Non-Qualified Stock Option              filed herewith
                Certificate dated January 14, 1998,     electronically
                by and between the Registrant and
                Matthew H. Saver.

10.82           Non-Qualified Stock Option              filed herewith
                Certificate dated January 14, 1998,     electronically
                by and between the Registrant and
                Tofigh Shirazi.

10.83           Amendment no. 2 to the Credit,          filed herewith
                Security, Guaranty and Pledge           electronically
                Agreement, dated March 31, 1998, by
                and between the Registrant's
                principal operating subsidiaries,
                Trimark Pictures, Inc. and Trimark
                Television, Inc., and The Chase
                Manhattan Bank, as Administrative
                Agent and Fronting Bank.

10.84           Consulting Agreement, dated April 2,    filed herewith
                1998, by and between Trimark            electronically
                Pictures, Inc. and Burlage\Edell
                Productions, Inc. f/s/o Roger
                Burlage.

10.85           Letter Agreement, dated April 2,        filed herewith
                1998, by and between Trimark            electronically
                Holdings, Inc. and Roger Burlage.

27              Financial Data Schedule.                filed herewith
                                                        electronically

Trimark Holdings, Inc.
2644 30th Street
Santa Monica, CA  90405


May 14, 1998



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Dear Sirs:

We hereby transmit through the EDGAR system a Form 10-Q for Trimark Holdings, Inc., a Delaware corporation.

Kindly contact the undersigned at (310) 314-2000 with any questions concerning this filing.

Very truly yours,


/s/James E. Keegan
------------------

James E. Keegan
Executive Vice President Finance and
 Chief Financial Officer

cc:  Price Waterhouse  (Attn:  Richard Withey)
     Chase Securities, Inc.  (Attn:  V. David Shaheen)
     Rosenfeld, Meyer & Susman  (Attn:  William Ross)