Form 10-K
period 1998-06-30
TRIMARK HOLDINGS INC
filed 1998-09-28
CIK 863896

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 1998 or
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________
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

                       Yes   X                 No  _____
                           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of September 22, 1998, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $3,568,317. All officers, directors and more than ten percent (10%) shareholders of the registrant are deemed "affiliates" of the registrant solely for the purpose of calculating such aggregate market value.

The number of shares of Common Stock of the registrant outstanding as of September 22, 1998 was 4,173,692, excluding shares held by the registrant as treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement (the "1998 Proxy Statement") to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (June 30, 1998) are incorporated by reference in Part III.

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

THE UNITED STATES MOTION PICTURE INDUSTRY

The United States motion picture industry encompasses the production and theatrical exhibition of feature-length motion pictures and the subsequent distribution of such pictures in home video, television and other ancillary markets. The industry is dominated by the major studios -- some of which have divisions which are promoted as "independent" distributors of motion pictures -- including Universal Pictures, Warner Brothers (including Turner Pictures, New Line Cinema and Castle Rock Entertainment), Twentieth Century Fox, Sony Pictures Entertainment (including Columbia Pictures and Tristar Pictures), Paramount Pictures, The Walt Disney Company (including Buena Vista, Touchstone and Miramax) and MGM (including Metro Goldwyn Mayer Pictures, United Artists Pictures, Orion Pictures and Goldwyn Entertainment Company), which historically have produced and distributed the majority of theatrical motion pictures released annually in the United States. In recent years, however, "independent" motion picture production companies have played an important role in the production of motion pictures for the worldwide feature film market. There are also a large number of smaller production companies such as the Company and other entities that produce theatrical motion pictures.

The "majors" generally own their production studios and have national or worldwide distribution organizations. Major studios typically release films with direct production costs generally ranging from approximately $25 million to $100 million or more, and provide a continual source of motion pictures to the nation's theatrical exhibitors. The independents do not own production studios and, with certain exceptions, have more limited distribution capabilities than the major studios. Independents typically produce fewer motion pictures at substantially lower average production costs than major studios.

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

Principal photography, the actual filming of the screenplay, may extend from four to sixteen weeks or longer, depending upon such factors as budget, location, weather and complications inherent in the screenplay. Following completion of principal photography, the motion picture is edited, opticals, dialogue, music and any special effects are added, and voice, effects and music sound tracks and picture are synchronized during post-production. This results in the production of the negative from which the release prints of the motion picture are made.

The cost of a motion picture produced by an independent production company for limited distribution ranges from approximately $1 million to $12 million as compared with $25 million to $100 million or more for commercial films produced by major studios for wide release. Production costs consist of acquiring or developing the screenplay, film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution expenses, which consist primarily of the costs of advertising and release prints, are not included in direct production costs.

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

"Pre-sales" are often used by independent film companies to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of license fees paid to the producer by third parties in return for the right to exhibit the completed motion picture in theaters or to distribute it in home video, television, international or other ancillary markets. Producers with distribution capabilities may retain the right to distribute the completed motion picture either domestically or in one or more foreign markets. Producers may separately license theatrical, home video, television, foreign and all other distribution rights among several licensees. The producer may also at times be able to acquire additional production funds through "gap financing," whereby a lender loans a portion of the production funds based on a distributor's estimate of the value of distribution rights. Although "gap financing" is currently available through a variety of lenders, there can be no assurance such lenders will continue to make funds available on this basis in the future.

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

The distributor and theatrical exhibitor generally enter into an arrangement providing for the exhibitor's payment to the distributor of a percentage of the box office receipts for the exhibition period, in some cases after deduction of the theater's overhead, or a flat negotiated weekly amount. The distributor's percentage of box office receipts varies widely, depending upon the success of the motion picture at the box office and other factors. Distributors carefully monitor the theaters which have licensed the picture for exhibition to ensure that the exhibitor promptly pays all amounts due the distributor. Substantial delays in collection are not unusual.

Successful motion pictures may continue to play in theaters for up to four (4) months or longer following their initial release. Concurrently with their release in the United States, motion pictures generally are released in Canada and may also be released in one or more other foreign markets. Motion pictures are generally made available for distribution in markets subsequent to theatrical as follows:

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

Certain films are not initially released theatrically but may instead be initially released to home video. Given the increasing preference of retail video stores for successful theatrical releases, it has become increasingly difficult to secure the initial release of a film directly to home video, and the economic opportunity for such films where such a release is obtained has greatly diminished. To address the change in preference in the domestic home video market, the Company has focused its resources on distributing an increased number of specialized films theatrically as well as films premiering on pay television, and decreasing the releases of straight-to-video films. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major feature films are usually scheduled for release in the home video market within four to six months after theatrical release to capitalize on the theatrical advertising and publicity for the film. Promotion of new releases is generally undertaken during the nine to twelve weeks before the release date. Videocassettes of feature films are generally sold to domestic wholesalers at approximately $50 to $60 per unit and generally are rented by consumers for fees ranging from $1 to $5 per day. Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles, including certain made-for-video programs, are priced significantly lower to encourage direct purchase by consumers. Direct sale to consumers is referred to as the "priced-for-sale" or "sell-thru" market. Typically, owners of films do not share in video rental income; however, video distributors are beginning to enter into revenue sharing arrangements with certain retail stores in some circumstances. Under such arrangements, videocassettes are sold at a reduced price to video rental stores (usually $8 to $15 per video cassette) and a percentage of the video rental revenue is then shared with the owners (or licensors) of the films. Home video arrangements in international territories are similar to those in domestic territories except that the wholesale prices may differ.

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

New Technologies. New means of delivery of entertainment product are constantly being developed and offered to the consumer. The impact of emerging technologies such as direct broadcast satellites and the internet, on the Company's operations cannot be determined at this time. However, as a holder of entertainment copyrights, the Company monitors these new media possibilities.

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

Domestic Theatrical Distribution Rights. The Company acquires theatrical distribution rights on a selective basis and distributes motion pictures for exhibition by both major theater chains and numerous independent theaters throughout the United States.

Management of the Company considers the theatrical distribution of film important as a marketing tool which enhances video and international sales. Accordingly, the Company seeks to acquire theatrical distribution rights as part of an acquisition where possible, even if a film ultimately will not be released theatrically. The Company released six films during fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company currently targets motion pictures for distribution to various demographic audiences on a specialized basis, and such pictures can be distributed less expensively on a limited or more regional basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Specialized motion pictures are characterized by underlying literary and artistic elements intended to appeal primarily to sophisticated or niche audiences and are generally substantially less expensive to produce and distribute than films produced for wide release. It is not uncommon for films to suffer theatrical losses primarily due to increased advertising expenditures, but to have increased performance in video and other ancillary media that may partially or totally offset such losses. The management of the Company believes that the theatrical market has significant upside potential should any particular film perform well. However, no assurance can be made as to results with respect to any particular release.

The Company is in various stages of post production, production, development and pre-production on a number of projects, and intends to release theatrically five
(5) to seven (7) films in fiscal 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Domestic Television Distribution Rights. The Company acquires television distribution rights as part of the overall acquisition whenever possible. In addition, television distribution rights are acquired specifically for distribution by Trimark Television.

The Company hired additional personnel in fiscal 1998 to develop and oversee the production and sales of long-form programming for initial release on broadcast or major cable networks. The Company intends to sell four (4) to six (6) films and "movie of the weeks" which will premier on major cable networks or broadcast stations.

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

Domestic home video sales are promoted through regional direct sales personnel who contact home video wholesale distributors and large retail video stores. The Company's largest wholesale video customer is Ingram Entertainment which represents approximately fifteen percent (15%) of net revenues for the fiscal year ended June 30, 1998.

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

COMPETITION

The motion picture distribution business and other related entertainment businesses are highly competitive. The Company's competitors in domestic home video distribution have included the home video divisions of the major studios, such as Warner Bros., The Walt Disney Company, Universal, Paramount, Fox and Sony/Columbia; and independent distributors, including Artisan Entertainment. Many of these competitors have greater access to feature films and significantly greater resources than the Company.

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

In April 1997 the Company changed the trademark used in connection with all of its domestic home video distribution from "VIDMARK" to "TRIMARK HOME VIDEO." The Company is currently using the trademark "TRIMARK PICTURES" in connection with films distributed domestically and licensed internationally and uses "TRIMARK TELEVISION" in connection with licenses to free, pay and cable television. The trademark "TRIMARK PICTURES" has been registered with the Commissioner of Patents and Trademarks. The Company regards its trademarks as valuable assets and believes that its trademarks are an important factor in marketing its products.

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


EMPLOYEES

As of June 30, 1998, the Company had 91 full-time employees, 41 of whom were engaged in sales and marketing. None of the Company's employees are covered by a collective bargaining agreement, although some of the Company's subsidiaries are subject to guild agreements. Management believes that its employee relations are good.


ITEM 2.  PROPERTIES

The Company leases its corporate office space in Santa Monica, California for a term of seven years expiring on April 30, 1999. These premises contain approximately 26,000 square feet of office space. Management is currently negotiating new lease terms with the owners of the property. Alternative sites are also being considered to ensure the Company will receive the most favorable terms possible.


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

      Name         Age                    Position
      ----         ---                    --------
Mark Amin          48     Chairman of the Board and Chief Executive Officer
Cami Winikoff      35     Executive Vice President and Chief
                          Administrative Officer of Trimark
Tim Swain          47     Executive Vice President of Trimark
Sergei Yershov     32     Senior Vice President of Trimark
Jeff Gonzalez      30     Chief Financial Officer and Secretary

Mark Amin is a founder of the Company and has served as its Chairman of the Board since November 1988 and Chief Executive Officer since January 1994. Mr. Amin served as a Director, President and Chief Executive Officer of the Company from its incorporation in 1984 until December 1989. In 1981, Mr. Amin co-founded 20/20 Video, a video specialty store in Los Angeles, California, and served as a director of 20/20 Video from 1981 until 1988. Mr. Amin sold his entire stock interest in 20/20 Video in 1987. Mr. Amin graduated from the Graduate School of Management at the University of California, Los Angeles with an MBA in marketing in 1975, and was previously awarded a BA degree in economics by the University of Kansas.

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

SERGEI YERSHOV joined Trimark in January 1995 as Director of International Sales, in January 1996 was appointed Vice President of International Distribution and has served as Senior Vice President, International since August 1998. From November 1991 to June 1992 Mr. Yershov was Director of International Sales for West Side Studios located in Los Angeles, California, and from July 1992 to December 1994 served as Vice President of International Distribution for the same organization. Mr. Yershov graduated in 1988 from Military Aerospace Academy, St. Petersburg with a major in Computer Science and Telecommunications.

JEFF GONZALEZ joined the Company in September 1998 as Chief Financial Officer and Secretary. From 1994 until 1998, Mr. Gonzalez was Controller of Morgan Creek Productions, Inc., a motion picture production company based in Burbank,California. From 1991 until 1994, Mr. Gonzalez was a Senior Auditor at Price-waterhouseCoopers LLP, a worldwide public accounting firm. Mr. Gonzalez graduated in 1990 from the University of California, Los Angeles with a BA in economics and is a certified public accountant (non-active).

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's Common Stock began trading on the over-the-counter market on June 29, 1990 following the effectiveness of the Company's Registration Statement on Form S-1. Prior to that date, there was no public market for the Common Stock. The Common Stock is listed and reported on the National Association of Securities Dealers Automated Quotation National Market ("NASDAQ/NNM") under the symbol "TMRK." As of September 22, 1998, there were 4,173,692 shares of Common Stock outstanding, excluding shares held by the Company as treasury stock, held by approximately 45 shareholders of record.

As previously announced by the Company on June 19, 1998, it had received a letter from the NASDAQ Stock Market, Inc. that the market value of the public float (as calculated under NASDAQ Rules) of the Company's Common Stock did not meet the NASDAQ National Market $5 million maintenance standard. The Company was advised that it must remedy the public float deficiency for a period of ten consecutive days by September 2, 1998 in order to maintain listing on the NASDAQ National Market System. Currently the Company's Common Stock is concentrated in the hands of founders and a registered investment advisor, which has decreased the public float of Common Stock.

On August 31, 1998, the Company announced that it had requested a hearing with the NASDAQ Hearings Department to review the issue, which will stay the delisting of the Company's Common Stock pending the hearing -- the date of which has been set for October 16, 1998. The Company is presently assessing the options available to it to achieve compliance with the maintenance standard, and there can be no assurance that the hearing will resolve the matter to the Company's satisfaction. If the Common Stock were to be delisted from the National Market System, the Company will request that the Common Stock be listed for trading on the NASDAQ Small Cap market. However, under NASDAQ Rules as interpreted by the NASDAQ Stock Market, Inc., the Company does not currently meet the public float requirements for initial issuance on the NASDAQ Small Cap market and there can be no assurance as to the Company's ability to obtain listing for the Common Stock on the NASDAQ Small Cap market, or if listed, as to the Company's ability to continue to meet the maintenance requirements thereof.

If the Common Stock were to be delisted from trading on the National Market System and were not listed for trading on the NASDAQ Small Cap market, trading, if any, in the Common Stock, may continue to be conducted on the OTC Bulletin Board or in the non-NASDAQ over-the counter market. Delisting of the Common Stock could result in limited release of the market price of the Common Stock, limited news coverage of the Company and could restrict investors' interest in the Common Stock and materially adversely affect the trading market and prices for the Common Stock and the Company's ability to issue additional securities or to secure additional financing.

The following table sets forth the high and low last sales prices as reported on NASDAQ/NNM for fiscal 1997 and fiscal 1998.

                                                      Sales Prices for Common Stock
                                                      -----------------------------
Quarter Ending                                         High                     Low
--------------                                         -----                    ---

September 30, 1996                                     5 3/4                  4 3/8
December 31, 1996                                      5 5/8                  4 5/8
March 31, 1997                                         6 1/4                  3 1/2
June 30, 1997                                          5 1/8                  3 1/4

September 30, 1997                                     6 7/8                  4 1/4
December 31, 1997                                      5 7/8                  4 1/8
March 31, 1998                                         5 1/2                  4
June 30, 1998                                          4 5/8                  3 1/8

The Company has not paid any cash dividends since its organization and has no present intention to pay cash dividends in the foreseeable future. The present policy of the Company is to retain its earnings, if any, to provide funds for the operation of its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations which appear elsewhere in this report.

                             TRIMARK HOLDINGS, INC.
                            SELECTED FINANCIAL DATA

                                                                     June 30,
                                    -----------------------------------------------------------------------------------
                                            1998               1997              1996            1995            1994
                                    ----------------   ----------------   --------------   -------------   -------------
                                                           (in thousands, except per share data)
Earnings Statement Data:
 Net revenues:
 Domestic:
  Home video                               $ 48,053           $ 38,823         $ 34,615         $52,103         $61,994
  Theatrical                                  8,297              5,380              286           1,746           2,652
  Television                                 11,622              4,824            5,063           7,861           3,019
 International:
  All media                                  12,178             12,791           17,668          21,812          14,660
 Interactive:
  All Media                                      --              1,347            2,200           1,472              --
                                           ----------------------------------------------------------------------------
   Net revenues                              80,150             63,165           59,832          84,994          82,325
Film costs and
 distribution expenses                       67,089             53,421           57,495          70,721          68,339
                                           ----------------------------------------------------------------------------
   Gross profit                              13,061              9,744            2,337          14,273          13,986
Operating expenses:
 Selling                                      7,461              6,857            6,352           5,715           4,153
 General and
  administrative                              5,100              4,239            5,447           5,873           5,049
 Bad debt                                     1,109                321               31             276             587
                                           ----------------------------------------------------------------------------
                                             13,670             11,417           11,830          11,864           9,789
                                           ----------------------------------------------------------------------------
Operating (loss)
 earnings                                      (609)            (1,673)          (9,493)          2,409           4,197
Other (income) expenses:
 Interest expense                             4,443              1,934              847           1,230             320
 Interest and
  investment income                            (172)               (84)             (95)            (38)            (73)
 Minority interest                               --                 --              (38)           (422)           (135)
                                           ----------------------------------------------------------------------------
(Loss) earnings before
 income taxes                                (4,880)            (3,523)         (10,207)          1,639           4,085
Income taxes                                    299                 --           (2,380)            656           1,675
                                           ----------------------------------------------------------------------------
Net (loss) earnings
 Before cumulative
 Effect of change in
 Accounting principle                        (5,179)            (3,523)          (7,827)            983           2,410
                                           ----------------------------------------------------------------------------
Cumulative effect of
 change in accounting
 for income taxes                                --                 --               --              --             100
                                           ----------------------------------------------------------------------------
Net (loss) earnings                         ($5,179)           ($3,523)         ($7,827)        $   983         $ 2,510
                                           ----------------------------------------------------------------------------

                                                                      June 30,
                                    ----------------------------------------------------------------------------------
                                          1998               1997              1996            1995            1994
                                    ----------------   ----------------   --------------   -------------   ------------
Net (loss) earnings per common share:

Net (loss) earnings
 before cumulative
 effect of change in
 accounting principle                      ($1.24)           ($0.84)          ($1.83)        $  0.22        $  0.53
Cumulative effect of
 change in accounting
 for income taxes                              --                --               --              --           0.02
Net (loss) earnings              ----------------------------------------------------------------------------------
 per common share                          ($1.24)           ($0.84)          ($1.83)        $  0.22        $  0.55
                                 ----------------------------------------------------------------------------------

Balance Sheet Data:
Total assets                              $89,220           $90,223          $48,401         $64,385        $62,281
Total liabilities                          74,076            70,014           24,051          31,775         30,262
Retained earnings                           3,981             9,160           12,683          20,510         19,527
Stockholders' equity                       15,144            20,209           24,350          32,572         31,909

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Revenues:  Net revenues for the year ended June 30, 1998 increased $17
------------
million or 27% compared with the prior fiscal year. The increase was primarily attributable to increases in all major domestic revenue segments, including domestic home video, television, and theatrical, partially offset by decreases in revenues generated from international and interactive distribution. Net revenues increased $3.3 million, or 6%, in fiscal 1997 compared to fiscal 1996. The increase was primarily attributable to increases in revenues generated from domestic theatrical and home video partially offset by decreases in revenues generated from international distribution.

To address the continuing competition in the domestic home video market, in the periods presented, the Company has focused its resources on distributing an increased number of films in the specialized theatrical market and the made for television market and decreasing the releases of straight-to-video films. The Company is further refining this shift in focus for future periods. See "Liquidity and Capital Resources." The production and distribution of theatrical motion pictures requires capital commitments which may not be recouped, if at all, until the picture is released in home video, international and ancillary markets.

Domestic Home Video:  Net revenues from domestic home video increased $9.2
-------------------
million or 24% for the year ended June 30, 1998 compared with the prior fiscal year. In fiscal 1998 the Company released 35 motion pictures for the domestic home video rental market compared to 27 motion pictures released in fiscal 1997 and 34 motion pictures released in fiscal 1996. The increase in fiscal 1998 revenues was primarily due to the initial home video distribution in fiscal 1998 of three wide theatrically released films: "Sprung" (October 1997), "Eve's Bayou" (March 1998, the rental title with the largest shipments in Company history) and "Star Kid" (aka "Warrior of Waverly Street") (May 1998), compared to the release on home video of only one comparable title "Meet Wally Sparks" in fiscal 1997. The overall increase in the number of titles released to the domestic home video rental market in fiscal 1998 as compared to fiscal 1997 also contributed to the increased revenue. The increase in releases was primarily due to the availability of additional titles which have had prior theatrical releases. The Company plans to release approximately thirty five (35) titles to the domestic home video rental market in fiscal 1999.

Net revenues from domestic home video increased $4.2 million or 12% for the year ended June 30, 1997 compared with the prior year. The increase in fiscal 1997 revenues was primarily due to the release on home video of "Meet Wally Sparks" which had a wide theatrical release and generated $7.6 million domestic home video revenue compared to fiscal 1996 when no video releases had comparable theatrical releases. The decrease in the number of titles released to the domestic home video rental market in fiscal 1997 as compared to fiscal 1996 was due to management's strategic decision at the time to release fewer titles, due to the crowded home video market, and endeavor to increase the number of titles which have prior theatrical releases. In addition, sell-thru revenue increased to $6.7 million, a 40% increase from fiscal 1996. The increase in sell-thru revenue was primarily due to the release of the Director's cut edition of "Natural Born Killers" and the release of six (6) tapes containing episodes of the Japanese animation series "Dragon Ball". Comparable fiscal 1996 initial sell-thru releases were "Alien Autopsy: Fact or Fiction," "Monster in My Pocket" and "Miracles and Visions: Fact or Fiction".

The Company anticipates that the domestic home video market will continue to be extremely competitive.

Domestic Theatrical Distribution:  Net revenues from domestic theatrical
--------------------------------
distribution increased $2.9 million or 54% for the year ended June 30, 1998 compared with the prior year. The increase was primarily attributable to the performance of the wide release theatrical film in the current year period, "Eve's Bayou" (the title with the largest box office receipts in Company history) with no comparable theatrical release in fiscal 1997. In fiscal 1998 the Company released six (6) motion pictures theatrically, two mainstream - "Eve's Bayou" and "Star Kid," three (3) specialized - "Box of Moonlight," "Chinese Box" and "The Ugly" and one limited - "Chairman of the Board" compared to fiscal 1997 in which the Company released five motion pictures theatrically, two mainstream - "Meet Wally Sparks" and "Sprung" and three (3) specialized - "Kama Sutra: A Tale of Love," "Ripe" and "Nothing Personal". The Company anticipates releasing five(5) to seven (7) titles in the specialized theatrical market in fiscal 1999. (see Liquidity and Capital Resources).

Theatrical revenues increased $5.1 million, to $5.4 million for the year ended June 30, 1997, compared with the prior year. The increase was primarily attributable to the Company's then new focus on theatrical distribution in fiscal 1997. In fiscal 1997 the Company released five motion pictures theatrically, two mainstream and three (3) specialized, compared to fiscal 1996 which had four (4) limited theatrical releases generating approximately $300,000 in revenue.

Television Distribution:  Net revenues from television distribution which
-----------------------
includes such media as basic cable, pay television, pay-per-view and syndication increased $6.8 million or 140% for the year ended June 30, 1998 compared with the prior year. The increase was primarily due to the releases in the current fiscal year of the made for cable television movies "Trucks" and "The Colony" as well as the cable debut of "Meet Wally Sparks" and "Sprung" and the HBO premiere of "Phoenix." "Trucks" and "The Colony" are part of the Company's strategic decision to increase production and acquisition of made for television product. The Company anticipates distributing four (4) to six (6) pictures for the made for television market (see Liquidity and Capital Resources). In fiscal 1997 the Company's television revenues included the HBO premieres of "The Dentist" and "Crossworlds." Net revenues decreased $239,000 or 5% for the year ended June 30, 1997 compared with the prior year. The decrease was due to a decrease in basic cable sales partially offset by an increase in syndication revenue.

International Distribution:  Net revenues from international distribution
--------------------------
decreased $613,000 or 5% for the year ended June 30, 1998 compared with the prior year. In fiscal 1998, the Company initially licensed eleven (11) motion pictures for international distribution compared to four (4) motion pictures initially licensed in fiscal 1997 and seven (7) motion pictures in fiscal 1996. The decrease in revenues in fiscal 1998 as compared to fiscal 1997 was primarily due to the release in the fiscal 1997 period of "Star Kid" without any comparable film in the fiscal 1998 period. During fiscal 1999 the Company plans to release approximately seven (7) to nine (9) motion pictures initially into international distribution.

Net revenues from international distribution decreased $4.9 million or 28% for the year ended June 30, 1997 compared with the prior year. The decrease was primarily due to the timing of releases.

Trimark Interactive Distribution:  The Company had no net revenues from
--------------------------------
interactive distribution in fiscal 1998 and does not expect any significant future interactive revenues. Net revenues from interactive distribution decreased $853,000 or 39% for the year ended June 30, 1997 compared with fiscal 1996. The Company decided to exit the interactive entertainment software and multimedia business and to sell substantially all assets (primarily intellectual properties and inventory) of Trimark Interactive to an unrelated independent entertainment and interactive music publisher in March 1997. Interactive revenues for fiscal 1997 primarily reflect the initial release of the Sony PlayStation version of "The Hive." Fiscal 1996 interactive revenues primarily reflect the initial release of the Windows 95 version of "The Hive."

Gross Profit: The Company's gross profit for the year ended June 30, 1998 increased $3.3 million or 34% compared with the prior year. Gross profit as a percentage of net revenues increased to 16% for fiscal 1998 as compared to 15% for fiscal 1997. The increase in gross profit was primarily due to the recognition of the increased estimated future revenue of the Company's product from domestic distribution on DVD (digital video discs) and sell-thru home video. Estimated total revenues and costs are reviewed on a quarterly basis and revisions to amortization rates are made as necessary including write downs to net realizable value. Gross profit for fiscal 1998 included approximately $4.5 million in write downs to net realizable value of film inventory. These write downs primarily related to a charge associated with the lower than anticipated performance of the January 1998 domestic theatrical release of "Star Kid" and a write down associated with management's decision not to release "Chairman of the Board" with a wide theatrical release, but rather to have a selected market theatrical release. The decision to limit the "Chairman of the Board" theatrical release was made to mitigate the risks associated with the higher print and advertising expenses required for wide release pictures and is consistent with management's current strategy (see Liquidity and Capital Resources). Fiscal 1997 results were negatively impacted by a $3.0 million write down of film costs to estimated net realizable value associated with the January 1997 theatrical release of "Meet Wally Sparks."

In fiscal 1997 gross profit increased $7.4 million or 317% compared with the prior year. Gross profit as a percentage of net revenues increased to 15% for fiscal 1997 as opposed to 4% in fiscal 1996. The increase in gross profit and gross profit margins were primarily due to the reserves and write downs taken in fiscal 1996. Fiscal 1996 results were negatively impacted by reserves and write downs taken for the Interactive Division, write downs associated with the video releases of "Death Machine" and "Kids", the disappointing performances of additional home video titles released during fiscal 1996 and write downs associated with foreign distribution.

Selling Expenses: The Company's selling expenses increased $604,000 or 9% for the year ended June 30, 1998 compared with the prior year and increased $505,000 or 8% in fiscal 1997 compared with fiscal 1996. The increases in both periods was primarily due to an increase in theatrical operations partially offset by a decrease in interactive operations. In the quarter ended March 31, 1997, the Company sold substantially all assets of Trimark Interactive.

Selling expenses as a percentage of net revenues for fiscal 1998, fiscal 1997 and fiscal 1996 were 9%, 11% and 11%, respectively.

General and Administrative Expenses: General and administrative expenses increased $861,000 or 20% for the year ended June 30, 1998 compared with the prior year. The increase was primarily due to the costs associated with establishing three regional theatrical sales offices in the beginning of the fiscal year to support mainstream national theatrical releases and costs associated with closing the three regional theatrical sales offices in the fourth quarter of fiscal 1998, and increased consulting expenditures. The regional theatrical sales offices were set up to support wide theatrical releases and disbanded as the Company shifted its theatrical strategy to concentrate only on specialized releases (see Liquidity and Capital Resources) and as of June 30, 1998 the Company had no regional theatrical sales offices and had returned to its practice prior to fiscal 1998 of using regional independent contractors on an as needed basis.

General and administrative expenses decreased $1.2 million or 22% for the year ended June 30, 1997 compared with the prior year. The decrease was primarily attributable to savings associated with a Company reorganization and the related layoffs undertaken in January 1996.

Bad Debt Expense: Bad debt expense increased $788,000 to $1.1 million for the year ended June 30, 1998 compared with the prior year and increased $290,000 to $321,000 for fiscal 1997 compared with fiscal 1996. Bad debt expenses for the periods primarily represent reserves taken against domestic video and foreign sales. The increase in fiscal 1998 was primarily due to specific reserves taken as a result of the currency crisis in Southeast Asia and an increase in past due video receivables. The increase for fiscal 1997 was primarily due to a $200,000 increase in past due video receivables compared to the fiscal 1996 period in which the Company successfully collected certain past due international receivables and settled certain past due domestic video receivables.


Interest Expense: Interest expense increased $2.5 million or 130% for the year ended June 30, 1998 compared with the prior year and increased $1.1 million or 128% for the year ended June 30, 1997 compared with the year ended June 30, 1996. The increases in interest expense were primarily due to higher levels of borrowing under the Company's credit facility for purposes of funding the costs associated with the acquisition and distribution of theatrical motion pictures. The Company expects to use excess cash flow generated by theatrical and library product to decrease current borrowing levels under its revolving credit line. See "Liquidity and Capital Resources."

Interest and Investment Income: Interest and investment income increased $88,000 for the year ended June 30, 1998 compared with the prior year. The increase was primarily due to interest income from loans to officers in the fiscal 1998 period without any similar income in the fiscal 1997 period.

Interest and investment income decreased $11,000 for the year ended June 30, 1997 compared with the prior year. The decrease was primarily due to interest from the federal government related to refunds on prior year amended tax returns received in fiscal 1996 without any similar income in the fiscal 1997 period.

Net (Loss) Earnings: The Company's net loss for fiscal 1998 was $5.1 million. The fiscal 1998 loss was primarily due to approximately $4.5 million in non-cash write downs to net realizable value of film inventory. These write downs primarily related to a charge associated with the lower than anticipated performance of the January 1998 domestic theatrical release of "Star Kid" and a write down associated with the release of "Chairman of the Board". Earnings were also negatively impacted by higher interest expenses resulting from the Company's release of theatrical motion pictures as compared to release of direct-to-video motion pictures. Theatrical releases have a greater length of time from initial investment in film costs to recoupment in home video and other ancillary markets. See "Liquidity and Capital Resources." These negative impacts were partially offset by the recognition of the increased estimated future revenue of the Company's product from domestic distribution on DVD (digital video discs) and sell-thru home video.

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


LIQUIDITY AND CAPITAL RESOURCES:

The Company relies on cash generated by operations and borrowings under its credit facility to finance its operations. The Company's cash flows from operating, investing and financing activities for the years ended June 30, 1998, 1997 and 1996 were as follows:

                                                                          Year Ended June 30,
                                             -------------------------------------------------------------------------
                                                       1998                      1997                      1996
                                             --------------------      --------------------      ---------------------
                                                                            (in thousands)
Net cash (used) provided by
  operating activities                                     (1,854)                 ($38,257)                   $ 1,024
Net cash used by investing
  activities                                                 (316)                     (504)                       (20)
Net cash (used) provided by
  financing activities                                       (336)                   42,082                     (2,395)

Cash used by operations decreased by $36.4 million from $38.3 million used in fiscal year 1997 to $1.9 million used in fiscal year 1998 principally as the result of increased film amortization of $5.5 million, a decrease in the change in accounts receivable of $15.0 million, a decrease in additions to film costs of $13.9 million, and an increase in the change in minimum guarantees and royalties payable of $5.7 million, which were partially offset by a decrease in the change in accounts payable and accrued expenses of $4.9 million. The Company invested $53.0 million in film inventory. The additions were primarily related to the theatrical wide release of "Eve's Bayou" and "Star Kid" and to produce and acquire new films. The Company anticipates a reduction in the level of investment in film inventory in fiscal 1999 resulting from its decision not to release any wide theatrical films in fiscal 1999.

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

Investing activities for the years ended June 30, 1998, 1997 and 1996 have primarily consisted of expenditures on equipment and leasehold improvements related to the expansion of theatrical operations.

Financing activities, consisting primarily of activity under the Company's credit facility, were a small use of cash in fiscal 1998, $336,000, and a large source of cash in fiscal 1997, $42.1 million. Borrowings under the credit facility in fiscal 1997 were primarily the result of motion picture production, acquisition and distribution expenditures exceeding operating cash inflows due primarily to the Company's focus on theatrical distribution which began in fiscal 1997. The Company's cash requirements vary in part with the size and timing of production advances and minimum guarantee payments along with the timing of its theatrical, home video, television and international releases. In the years ended June 30, 1998, 1997 and 1996 the principal sources of funds have been provided by the Company's credit facility and available cash.

The Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., on December 20, 1996 entered into a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank which replaced a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank. The credit facility expires December 19, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the borrowing base, as defined in the Credit Agreement, which is derived from specified percentages of approved accounts receivable and film library.
The credit agreement is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.25% above Chase Manhattan's prime rate or 2.25% above the London Interbank Offered Rate for Eurodollars for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.3725% per annum. As of June 30, 1998 there was $57.25 million outstanding under the credit facility. The Company expects to use excess cash flow generated by theatrical and library product to decrease current borrowing levels. The credit agreement contains various financial and other covenants to which the Company must adhere. These covenants, among other things, require the maintenance of minimum net worth and various financial ratios which are reported to the bank on a quarterly basis and include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, affiliate transactions and the use of proceeds. As previously reported, at December 31, 1997, the Company was out of compliance with certain financial covenants primarily as a result of the non-cash write downs of "Star Kid" and "Chairman of the Board" to net realizable value. In March 1998 the Company obtained a waiver and amendment, including additional covenants, to its credit agreement, which brought the Company into compliance with all financial covenants. The Company is currently in compliance with all debt covenants as of June 30, 1998 and believes that its existing capital, funds from operations, and other available sources of capital (including funds obtained through pre-sales and gap financing) will be sufficient to enable the Company to fund its presently planned productions, acquisitions, distribution and overhead expenditures for the next twelve months as well as meet all debt covenants provided for in the amended credit agreement. In the event that the motion pictures released or distributed by the Company during such period do not meet with sufficiently positive distributor and audience response, sales and licensing of distribution rights to films in the Company's film library and films which the Company plans to release during such period are less than anticipated or the Company is not able to exploit various sources of capital (such as pre-sales and gap financing) to the extent anticipated, the Company will likely need to significantly reduce its currently planned level of productions, acquisitions, distribution activities and overhead as described below and will likely need to obtain additional sources of capital. The Company is currently exploring obtaining additional sources of capital (including equity and debt financing). There can be no assurance, however, that such additional capital will be available or available on terms advantageous to the Company.

Management of the Company conducted a strategic review of the Company's theatrical operations in fiscal 1998. This strategic review focused on the increase in the theatrical exhibition of specialized films, with which the Company has demonstrated past successes including "Eve's Bayou" and "Kama Sutra: A Tale of Love," and a reduction in the distribution of wide mainstream features. Partially as a result of this review, the Company closed its regional theatrical offices in the fourth quarter of fiscal 1998. The Company does not plan to release any wide theatrical releases in fiscal 1999.

In the domestic specialized theatrical market the Company plans to release five
(5) to seven (7) motion pictures during fiscal 1999. Furthermore, the Company plans to release approximately thirty five (35) motion pictures into the domestic home video rental market and to continue to expand distribution in the sell-thru market. The Company intends to sell four (4) to six (6) films and "movie of the weeks" which will premier on major cable networks or broadcast stations. Also in fiscal 1999 the Company plans to release approximately seven
(7) to nine (9) motion pictures initially into international distribution market.

Technicolor Videocassette, Inc. currently serves as the Company's video cassette duplicator and fulfillment contractor. Technicolor Videocassette, Inc. has a general lien on all of the Company's materials and products in its possession.

On February 21, 1997, the Company announced a stock repurchase program pursuant to which it could spend up to $1,500,000, $750,000 per fiscal year, to purchase shares of its outstanding common stock in the open market through June 30, 1998. During fiscal 1998, the Company made no expenditures under the repurchase program. The Company is currently authorized to spend up to $150,000 in fiscal 1999 to purchase shares of its outstanding common stock in the open market or otherwise.

Impact of year 2000. The Company is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Management is in the process of completing a review of significant software and equipment used in the Company's operations and, to the extent practicable, in the operations of its key business partners, in order to determine if any year 2000 risks exist that may be material to the Company as a whole. The Company has obtained written assurance from several material customers who expect to be year 2000 compliant in time. The Company estimates that repairing all time sensitive hardware and software will cost the Company approximately $240,000. These costs will be expensed as incurred. This process includes an assessment of year 2000 risks on an ongoing basis to alter, validate, or replace time sensitive software. The costs associated with this process include independent verification and validation of the systems during the testing and implementation phases. If the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, management plans to devote the resources it concludes are appropriate to resolve all significant year 2000 issues in a timely manner; and as such, the Company has not developed a year 2000 contingency plan.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business", and "Market for The Registrants Common Equity and Related Stockholder Matters" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: Changes in public tastes, industry trends and demographic changes, which may influence the distribution and exhibition of films in certain areas; public reaction to and acceptance of the Company's video, theatrical and television product, which will impact the Company's revenues; competition, including competition from major motion picture studios, which may affect the Company's ability to generate revenues; reliance on management and key personnel; consolidation in the retail video industry; whether the Company's current strategy which includes theatrical releases of only specialized films and production and acquisition of made for television product is successful; new methods of distributing motion pictures; whether the Company will be able to maintain listing on the NASDAQ National Market; the costs and risks associated with the Year 2000 issue; and other factors referenced in this Form 10-K and the Company's other filings with the Securities and Exchange Commission.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

The Company does not consider the potential loss of future earnings caused by interest rate volatility to have a material impact on its financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF TRIMARK HOLDINGS, INC.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) on page 59 present fairly, in all material respects, the financial position of Trimark Holdings, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) on page 58 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 5 to the consolidated financial statements, the Company amended its credit facility on March 31, 1998. Management's commitments to the lending banks with respect to the amended credit facility are also described in
Note 5.

PRICEWATERHOUSECOOPERS LLP



Century City, California
September 18, 1998

                            TRIMARK HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                   ----------------------------------------
                   (Dollars in Thousands, Except Share Data)

                                                                        June 30,          June 30,
                                                                          1998              1997
                                                                      ------------      ------------
               Assets
               ------

Cash and cash equivalents                                           $       1,159     $       3,665
Accounts receivable, less allowances of
 $6,005 and $4,010, respectively                                           16,568            23,124
Film costs, net (Note 3)                                                   65,064            57,293
Deferred marketing costs                                                    1,963             1,696
Inventories, net (Note 2)                                                   1,190               650
Property and equipment at cost, less accumulated
 depreciation of $2,433 and $2,049, respectively (Note 2)                     741               808
Due from officers (Note 12)                                                   780               662
Other assets                                                                1,755             2,325
                                                                      ------------      ------------
                                                                    $      89,220     $      90,223
                                                                      ============      ============
         Liabilities and Stockholders' Equity
         ------------------------------------
Revolving line of credit (Note 5)                                   $      57,250     $      57,700
Accounts payable and accrued expenses (Note 4)                              8,060             7,575
Minimum guarantees and royalties payable                                    7,623             3,391
Deferred income                                                             1,100             1,283
Income taxes payable (Note 6)                                                  43                65
                                                                      ------------      ------------
     Total liabilities                                                     74,076            70,014
                                                                      ------------      ------------
Commitments and contingencies (Note 9)                                        --                --
                                                                      ------------      ------------
Stockholders' equity:
  Common stock, $.001 par value.  Authorized
    20,000,000 shares; 5,134,827 shares issued
    at June 30, 1998 and 5,099,081 shares
    issued at June 30, 1997                                                      5                 5
   Additional paid in capital                                               15,588            15,474
   Preferred stock, $.01 par value.  Authorized
    2,000,000 shares; no shares issued and
    outstanding                                                                --                --
   Retained earnings                                                         3,981             9,160
   Less treasury shares, at cost - 952,200 shares
    and 952,200 shares (Note 8)                                             (4,430)           (4,430)
                                                                       ------------      ------------
     Stockholders' equity                                                   15,144            20,209
                                                                       ------------      ------------
                                                                     $      89,220     $      90,223
                                                                       ============      ============


          See accompanying notes to consolidated financial statements

                            TRIMARK HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            ------------------------------------------------------
                 (Amounts in Thousands, Except Loss Per Share)

                                                                          Year Ended June 30,
                                                                   ----------------------------------
                                                                      1998        1997        1996
                                                                   ----------   ---------   ---------
Net revenues (Note 2)                                               $ 80,150    $ 63,165    $  59,832

Film costs and distribution expenses (Note 2)                         67,089      53,421       57,495
                                                                    --------    --------    ---------
    Gross profit                                                      13,061       9,744        2,337
                                                                    --------    --------    ---------
Operating expenses:
  Selling                                                              7,461       6,857        6,352
  General and administrative                                           5,100       4,239        5,447
  Bad debt                                                             1,109         321           31
                                                                    --------    --------    ---------
                                                                      13,670      11,417       11,830
                                                                    --------    --------    ---------
    Operating earnings (loss)                                           (609)     (1,673)      (9,493)

Other (income) expenses:
  Interest expense                                                     4,443       1,934          847
  Interest and investment income                                        (172)        (84)         (95)
  Minority interest                                                       --          --          (38)
                                                                    --------    --------    ---------
                                                                       4,271       1,850          714
                                                                    --------    --------    ---------
    Loss before income taxes                                          (4,880)     (3,523)     (10,207)

Income taxes (Note 6)                                                    299          --       (2,380)
                                                                    --------    --------    ---------
     Net loss                                                       $ (5,179)   $ (3,523)   $  (7,827)
                                                                    ========    ========    =========
      Weighted average number of common shares
       basic and diluted (Note 2)                                      4,183       4,217        4,284
                                                                    ========    ========    =========
     Net loss per common share basic
      and diluted (Note 2)                                          $  (1.24)   $  (0.84)   $   (1.83)
                                                                    ========    ========    =========

          See accompanying notes to consolidated financial statements

                            TRIMARK HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               -------------------------------------------------
                            (Dollars in Thousands)

                                                 Common Stock
                                          -------------------------     Additional                                   Total
                                                                         paid in      Retained       Treasury    stockholders'
                                             Shares         Amount       capital      earnings         stock        equity
                                          -------------    --------     ---------     ---------      ---------   -------------
Balance, June 30, 1995                       4,321,981           5        15,351        20,510         (3,294)         32,572

Purchase of treasury stock (Note 8)            (55,750)                                                  (429)           (429)

Exercise of stock options                        8,500                        34                                           34

Net loss                                                                                (7,827)                        (7,827)
                                          -------------    --------     ---------     ---------      ---------   -------------
Balance, June 30, 1996                       4,274,731           5        15,385        12,683         (3,723)         24,350
                                          -------------    --------     ---------     ---------      ---------   -------------

Purchase of treasury stock (Note 8)           (162,350)                                                  (707)           (707)

Exercise of stock options                       34,500                        89                                           89

Net loss                                                                                (3,523)                        (3,523)
                                          -------------    --------     ---------     ---------      ---------   -------------
Balance, June 30, 1997                       4,146,881           5        15,474         9,160         (4,430)         20,209
                                          -------------    --------     ---------     ---------      ---------   -------------

Purchase of treasury stock (Note 8)                                                                                         --

Exercise of stock options                       35,746                       114                                          114

Net loss                                                                                (5,179)                        (5,179)
                                          -------------    --------     ---------     ---------      ---------   -------------
Balance, June 30, 1998                       4,182,627     $      5     $  15,588     $   3,981      $  (4,430)  $      15,144
                                          =============    ========     =========     =========      =========   =============

          See accompanying notes to consolidated financial statements

                            TRIMARK HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -----------------------------------------
                            (Dollars in Thousands)

                                                                      Twelve Months Ended
                                                                      Year Ended June 30,
                                                           ---------------------------------------
                                                              1998           1997          1996
                                                           ----------     ----------    ----------
                                                                          (Unaudited)
Operating activities:
  Net loss                                                 $   (5,179)    $   (3,523)   $   (7,827)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Film amortization                                          44,976         39,514        36,561
    Depreciation and other amortization                           384            300           275
    Provision for returns and bad debt                          1,995           (259)         (650)
    Provision for inventory obsolescence                          (11)          (494)          202
    Minority interest in net loss                                                --            (38)
    Change in operating assets and liabilities:
      Decrease (Increase) in accounts receivable                4,561        (10,408)        9,622
      Additions to film costs                                 (52,747)       (66,954)      (32,022)
      (Increase) decrease in deferred marketing costs            (267)          (172)        1,068
      (Increase) decrease in inventories                         (529)           468          (284)
      Increase in notes receivable from officers                 (118)          (662)          --
      Decrease (Increase) in other assets                         570            670          (159)
      (Decrease) increase in accounts payable and
         accrued expenses                                         485          5,384        (1,180)
      Increase (decrease) in minimum guarantees and
         royalties payable                                      4,231         (1,248)       (3,648)
      Decrease in income taxes payable                            (22)           (12)       (1,042)
      (Decrease) increase in deferred income                     (183)          (861)          146
                                                           ----------     ----------    ----------
       Net cash (used) provided by operating activities        (1,854)       (38,257)        1,024
                                                           ----------     ----------    ----------
Investing activities:
  Acquisition of property and equipment                          (316)          (504)          (20)
                                                           ----------     ----------    ----------
       Net cash used by investing activities                     (316)          (504)          (20)
                                                           ----------     ----------    ----------
Financing activities:
  Net (decrease) increase in revolving line of credit            (450)        42,700        (2,000)
  Exercise of stock options                                       114             89            34
  Purchase of treasury stock                                      --            (707)         (429)
                                                           ----------     ----------    ----------
       Net cash (used) provided by financing activities          (336)        42,082        (2,395)
                                                           ----------     ----------    ----------

  (Decrease) increase in cash and cash equivalents             (2,506)         3,321        (1,391)

Cash and cash equivalents at beginning of period                3,665            344         1,735
                                                           ----------     ----------    ----------
Cash and cash equivalents at end of period                 $    1,159     $    3,665    $      344
                                                           ==========     ==========    ==========


          See accompanying notes to consolidated financial statements

                             TRIMARK HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY:
---------------------

Trimark Holdings, Inc., a Delaware corporation (the "Company"), is a broad-based entertainment company which distributes and licenses motion pictures in the international and domestic arena through its wholly owned subsidiaries Trimark Pictures, Inc. and Trimark Television, Inc. The significant business activities of the Company constitute one business segment, filmed entertainment. The Company is primarily engaged in the distribution of feature films for the domestic home video market, domestic theatrical and television markets, and in the licensing of distribution rights to motion pictures for foreign markets. As an independent distribution company, the Company acquires distribution rights from a wide variety of studios, production companies and independent producers.

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

--------------------

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

Accounting Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates

Net Revenues
------------

Home video revenues are recognized, net of allowances for estimated returns, as products are shipped to customers. Revenues from licenses of films to foreign territories and domestic television are recognized when the films are made

--------------------

available to sub-distributors and other terms of the license agreements are satisfied. Revenues from theatrical distribution of films are recognized when films are exhibited.

Film Costs
----------

Film costs primarily represent capitalized theatrical print and advertising expenditures and the acquisition of film rights from producers for a guaranteed minimum payment, with the producer retaining a participation in the profits of the property. The producer's share of the profits is retained by the Company until it equals the amount of the guarantee, after which the excess is paid to the producer. In these instances, the Company records as participation expense an amount equal to the producer's share of the profits. The print and advertising expenditures and guaranteed minimum payments are capitalized and amortized using the individual-film-forecast-computation method in accordance with SFAS 53.

Cash
----

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of the company's cash equivalents approximate fair value due to their short nature.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts charged to expense was $1.1 million for fiscal 1998, $321,000 for 1997, and $31,000 for 1996.

Inventories
-----------

Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market using a first-in/first-out (FIFO) method of accounting.

Property and Equipment
----------------------

Property and equipment is stated at cost net of depreciation. Depreciation of property and equipment is computed using the straight-line method, based on estimated useful lives of three to seven years.

--------------------

Royalties Payable
-----------------

Payable to producers represents an accrual on a film-by-film basis of the producers' share of revenues recognized by the Company net of the recoupable costs incurred by the Company. The producers' share of revenue is expensed in conjunction with the amortization of film costs.

Interest
--------

Costs associated with the maintenance of debt are charged to expense and or capitalized to the extent debt is used for productions.

Net Loss Per Common Share
-------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share," ("SFAS 128") which is effective for periods ended after December 15, 1997. The Company adopted SFAS 128 in fiscal year 1997. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share.

Basic loss per common share amounts are based on the weighted average number of common shares outstanding during the respective periods. Dilutive loss per common share amounts are based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options when the effect of such conversions would have been dilutive to net loss. There is no assumed conversion of stock options for fiscal 1998, fiscal 1997 and fiscal 1996 as the effect would be anti-dilutive.

Prior period amounts have been restated to conform to SFAS No. 128. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted net loss per common share:

--------------------

                                                            Year ended June 30,
                                          1998                    1997                      1996
                                 -------------------     --------------------      --------------------
                                                              (in thousands)
Basic shares - weighted average
 of common shares outstanding                  4,183                    4,217                     4,284

Additional shares assuming
 conversions of stock options                     --                       --                        --
                                 -------------------     --------------------      --------------------
                                               4,183                    4,217                     4,284
                                 -------------------     --------------------      --------------------



Recent Pronouncements
---------------------

In June 1997, the FASB issued SFAS 130, "Reporting for Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. The Company will adopt SFAS 130 in 1999 and does not expect that the adoption will have a material effect on its financial statements.

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") effective for fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The Company will adopt SFAS 131 in 1999 and does not expect that the adoption will have a material effect on its financial statements.

NOTE 3 - FILM COSTS:
--------------------

Film costs, net of amortization, consist of the following:

                                                                         June 30,
                                                      -------------------------------------------
                                                              1998                     1997
                                                      ------------------       ------------------
                                                                      (in thousands)
Released                                                          50,541                  $32,159
Completed not released                                             3,419                    7,045
In process and development                                        11,104                   18,089
                                                                 -------                  -------
                                                                 $65,064                  $57,293
                                                                 -------                  -------

Based on the Company's estimate of future revenues as of June 30, 1998, approximately 95% of unamortized released film costs will be amortized during the next three years.


NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
-----------------------------------------------


                                                                        June 30,
                                                    ---------------------------------------------
                                                              1998                      1997
                                                    ------------------      ---------------------
                                                                     (in thousands)
Accounts payable                                                  $ 7,811                   $2,178
Accrued marketing costs                                             1,963                    5,159
Accrued other expenses                                                248                      238
                                                                  -------                  -------
                                                                  $10,022                   $7,575
                                                                  -------                  -------


NOTE 5 - DEBT:
--------------

The Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., have a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank expiring on December 20, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the borrowing base, as defined in the Credit Agreement, which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.25% above Chase Manhattan's prime rate (8.5% at June 30, 1998) or 2.25% above the London Interbank offered rate for the loan term specified. An unused commitment fee is payable on the average

--------------------

unused availability under the credit facility, at the rate of 0.3725% per annum. As of June 30, 1998 there was $57.25 million outstanding under the bank facility.

The Credit Facility is collateralized by a security interest in substantially all of the Company's assets and contains various covenants including, among other provisions, the maintenance of a minimum consolidated tangible net worth and certain financial ratios. For the quarter ended December 31, 1997 the Company was in violation of certain of these covenants, however the Banks granted a waiver of these violations and amended the net worth covenant for the duration of the Credit Facility. The amendment to the Credit Facility included certain additional covenants including the limitation of the outstanding debt balance until certain financial ratios are met.

The Company's ability to maintain availability under its Credit Facility is primarily dependent upon the timing of collections on existing sales during the next twelve months and the amount and timing of collection on anticipated sales of the Company's current library and films which the Company plans to release or make available over the next twelve months. Management believes that existing capital, cash flow from operations and availability under the Company's amended Credit Facility will be sufficient to enable the Company to fund its planned productions, acquisitions, distribution and overhead expenditures for the next twelve months. In the event that the Company's sales and collections during the next twelve months are less than currently anticipated, the Company will need to either alter planned productions, acquisitions, and distribution activities, seek additional availability under its current Credit Facility or seek alternate sources of financing. There can be no assurance, however, that such additional capital will be available or available on terms advantageous to the Company.

In connection with the credit facility, the Company has capitalized debt issuance costs as other assets which are being amortized on a straight line basis over the term of the agreement.

NOTE 6 - INCOME TAXES:
----------------------

Consolidated loss before income taxes consists of the following:

                                                                  Year ended
                                                                   June 30,
                                          1998                      1997                       1996
                                 -------------------      --------------------       --------------------
                                                               (in thousands)
Domestic                                     ($4,291)                  ($5,372)                  ($11,872)
Foreign                                         (589)                    1,849                      1,665
                                            --------                   -------                   --------
                                             ($4,880)                  ($3,523)                  ($10,207)
                                            --------                   -------                   --------


The provision for income taxes is summarized as follows:
                                                                 Year ended
                                                                  June 30,
                                                1998                1997                             1996
                                 -------------------      --------------------       --------------------
                                                               (in thousands)
Current
  Federal                                     $   --                $       --                    ($4,657)
  State                                           15                        16                       (453)
  Foreign                                        284                       433                        539
                                              ------                ----------                   --------
                                                 299                       449                     (4,572)
                                              ------                ----------                   --------
Deferred
  Federal                                         --                      (684)                     1,972
  State                                           --                       235                        219
                                              ------                ----------                   --------
                                                  --                      (449)                     2,191
                                              ------                ----------                   --------
                                               $ 299                $       --                   ($2,380)
                                              ------                ----------                   --------

The components of the deferred tax assets and liabilities are summarized as follows:

                                                                     Year ended June 30,
                                                      ---------------------------------------------
                                                               1998                      1997
                                                      -------------------       -------------------
                                                                       (in thousands)
Deferred Tax Assets:
  Net operating loss carryforward                                 $ 7,620                   $ 7,232
  Foreign tax credit carryforward                                   2,095                     2,095
  Reserves and allowances                                           1,297                       816
  Bad debts                                                         1,041                       768
  Deferred income                                                     489                       418
  State income taxes                                                    8                        39
  Other                                                               205                       145
                                                                  -------                   -------
                                                                   12,755                    11,513


NOTE 6 - (Continued)
--------------------
Deferred Tax Liabilities:
  Film cost amortization                                           (5,331)                   (5,519)
  State taxes                                                          --                        --
                                                                  -------                   -------
Net deferred tax asset before
  valuation allowance                                               7,424                     5,994
Valuation allowance                                                (7,478)                   (6,045)
                                                                  -------                   -------
    Net deferred tax (liability)
      asset                                                       ($   54)                  ($   51)
                                                                  -------                   -------


A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:


                                                                       Year ended June 30,
                                             ------------------------------------------------------------------
                                                      1998                    1997                     1996
                                             -----------------        ----------------        -----------------
Federal income tax rate                                 (34.0 %)                (34.0 %)                 (34.0 %)
State taxes, net of
 federal income tax benefit                              (0.2)%                   4.7 %                   (1.5 %)
Foreign taxes, net of
 federal income tax benefit                                5.8%                   8.1%                      --
Meals and entertainment
 disallowance                                              1.0%                   1.2 %                    0.5 %
Utilization of loss
 carryforward                                               --                     --                       --
Valuation Allowance                                       29.4%                  19.5 %                   11.8 %
Other                                                      3.8%                   0.5 %                   (0.2 %)
                                                        -------               -------
                                                           6.1%                   0.0 %                  (23.4 %)
                                                        -------               -------                    -----

The net increase of approximately $1.4 million in the valuation allowance is primarily attributable to the establishment of reserves against the current year net operating loss ("NOL"). For federal income tax purposes, NOLs may be carried forward 15 years, or until such time as they are fully utilized. For California purposes NOLs may be carried forward for 5 years or until such time as they are fully utilized. The valuation allowance was established as a result of the uncertainty of the utilization of the current year NOLs.

As a result of the acquisition of Trimark Television (formerly IBS) by the Company, approximately $5.5 million in federal income tax NOLs were acquired. The NOLs expire in the years 2004-2006. The Internal Revenue Code of 1986, as amended, imposes

--------------------

substantial limitations on the use of NOL carryforwards acquired in such an acquisition. Accordingly, a valuation allowance has been established related to the Federal income tax NOL's acquired from Trimark Television in prior years and the related balance at June 30, 1998 is approximately $2.6 million.

As of June 30, 1998, the deferred tax liability balance of $54,000 and current income taxes receivable of $10,000 is included in income taxes payable. At June 30, 1997, a deferred tax liability balance of $51,000 and a current income taxes payable balance of $13,500 were included in income taxes payable.


NOTE 7 - STOCK OPTIONS:
-----------------------

Under the Company's stock option plans, employees and directors may be granted nonqualified stock options ("options"). Generally, options are exercisable contingent upon the grantee's continued employment with the Company and generally have been granted with an exercise price equal to the fair market value of the underlying Common Stock on the date of grant. Each option is granted subject to various terms and conditions established on the date of grant, including vesting periods and expiration dates. The options typically become exercisable at the rate of 33.3% annually, beginning one year after the date of grant. Options generally expire 10 years after the date of grant. As of June 30, 1998 and 1997, a total of 979,369 options had been approved for issue under employee option plans and other arrangements. As of June 30, 1998 and 1997, a total of 40,000 options had been approved for issue under the director option plan. Stock option data follows:


                                                     1998                                1997                         1996
                                     --------------------------------  -------------------------------- ---------------------------
                                                         Weighted                            Weighted                     Weighted
                                                         Average                             Average                       Average
                                                         Exercise                            Exercise                     Exercise
                                         Shares           Price            Shares             Price       Shares           Price
                                     --------------  ---------------   --------------    --------------  ------------ -------------
Outstanding at July 1                   691,809             $5.20           715,476            $5.30       552,910           $6.33
    Granted                              13,500             $5.22            83,500            $5.73       360,100           $5.32
    Exercised                           (35,746)            $3.20           (34,500)           $2.59        (8,500)          $4.01
    Purchased                           (20,000)            $4.09                --               --            --           --
    Terminated                          (66,604)            $5.95           (72,667)           $8.05      (189,034)          $8.87
                                     ----------                          ----------                      ---------
Outstanding at June 30                  582,959             $5.28           691,809            $5.20       715,476           $5.30
                                     ==========                           =========                      =========
Exercisable at June 30                  441,408             $5.25           438,559            $5.11       445,965           $5.01
                                     ==========                           =========                      =========
Available for grant at
   June 30                              272,265                             199,161                        209,994
                                     ==========                           =========                      =========

During fiscal 1998, the Board authorized the purchase of 20,000 shares from a former employee at a negotiated price.

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 1998:

                                           Options Outstanding                          Options Exercisable
                   -----------------------------------------------------     -----------------------------------
                                         Weighted
                                          Average
                                         Remaining          Weighted                               Weighted
 Range of                               Contractual          Average                                Average
 Exercise             Number              Life in           Exercise              Number           Exercise
  Prices             of Shares             Years             Price              of Shares           Price
-------------      -----------        --------------    ---------------        -----------       -----------
$ 3.50 - $5.50        487,959                  6.56               $4.90            365,408             $4.86
$6.25 - $11.50         95,000                  7.11               $7.21             76,000             $7.12
                     --------                ------               -----            -------            ------
$3.50 - $11.50        582,959                  6.65               $5.28            441,408             $5.25
                     ========                ======               =====            =======            ======

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

Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pretax and after tax income would decrease by $457,000 or $0.11 per share, $440,000 or $0.10 per share and $136,000 or $0.03 per share in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The weighted average fair value of each option as of the grant date was $2.97, $3.41 and $4.15 for fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      fiscal 1998                 fiscal 1997                 fiscal 1996
                                               ----------------------      ----------------------      ----------------------
Expected dividend yield (a)                                --                          --                          --
Expected stock price volatility                         78.45%                      81.42%                      81.42%
Risk-free interest rate                                  5.37%                       6.40%                       6.36%
Expected life of options (years)                         5.48                        5.94                        5.94

(a) During fiscal 1998, 1997 and 1996, the Company did not declare any cash dividends on its common stock. The Company does not have any present intention to declare a dividend on its common stock in the foreseeable future.


NOTE 8 - TREASURY STOCK:
------------------------

On February 21, 1997, the Company announced a stock repurchase program pursuant to which it could spend up to $1,500,000, $750,000 per fiscal year, to purchase shares of its outstanding common stock in the open market through June 30, 1998. During fiscal 1998, the Company did not purchase any shares under the repurchase program. During fiscal 1997, the Company spent approximately $707,000 to purchase 162,350 shares under the repurchase program.

On December 6, 1994, the Company announced a stock repurchase program pursuant to which it could buy up to $1,250,000 of its outstanding common stock in the open market. During fiscal 1996, the Company spent approximately $429,094 to purchase 55,750 shares under the repurchase program.

At June 30, 1998, the Company held 952,200 shares of treasury stock.


NOTE 9 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

The Company has entered into certain agreements which provide for guaranteed royalty advances and promotional and advertising payments totaling $11.1 million. If the provisions of these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to January 1999.

As of June 30, 1998, the Company had an operating lease for its corporate office space for a remaining term of ten months. Rent expense was $433,000 for the year ended June 30, 1998 and

$368,000 and $363,000 for the years ended June 30, 1997 and 1996, respectively.

The future minimum rental commitments as of June 30, 1998 are as follows (in thousands):

                      Year Ended
                       June 30,
                   ------------------
                         1998                      $360
                         1999                        --
                         2000                        --
                         2001                        --
                      Thereafter                     --
                                                   ----
                                                   $360
                                                   ----


NOTE 10 - MAJOR CUSTOMERS:
--------------------------

For the years ended June 30, 1998, 1997 and 1996, Ingram, the Company's major customer, accounted for 15%, 12% and 12% of net revenues, respectively. For the year ending June 30, 1996 East Texas accounted for 10% of net revenues. With regard to foreign distribution net revenues, there are no individual geographic areas that account for more than 10% of total net revenues.

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


NOTE 11 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
------------------------------------------------------------

Cash paid during the year for:

                                                               Year ended June 30,
                                       ----------------------------------------------------------------
                                               1998                    1997                    1996
                                       -----------------       -----------------       -----------------
                                                                  (in thousands)
Interest                                          $4,931                  $2,593                  $1,186
Income Taxes                                         323                     433                   1,322

---------------------

Interest costs capitalized as film costs in fiscal 1998, fiscal 1997 and fiscal 1996 were $1,031,000, $935,000 and $396,000, respectively.

NOTE 12 - DUE FROM OFFICERS:
----------------------------

Notes receivable from officers are secured by Trimark Holdings stock which equaled at least 200% of the outstanding loan amounts at the time the original notes were executed. The loans bear interest at the Company's weighted average cost of capital and interest is due quarterly. One loan was outstanding as of June 30, 1998 which is due on June 30, 2000.

                                                                     SCHEDULE II



                             TRIMARK HOLDINGS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)


                                       Balance        Additions     Additions                   Balance
                                    at Beginning     Charged to     Charged to                  at End
 Description                         of Period        Expense      Net Revenues   Deductions   of Period
 -------------                      ----------      ----------     ------------   ----------   ---------
Provision for returns and
 bad debts (1):
  Year Ended June 30, 1996            $4,919         $ 30            ($501)        $179  (2)     $4,269
  Year Ended June 30, 1997             4,269          321               72          652  (2)      4,010
  Year Ended June 30, 1998             4,010        1,109            1,092          206  (2)      6,005

Provision for inventory
 obsolescence:
  Year Ended June 30, 1996               618          202               --           --             820
  Year Ended June 30, 1997               620           --               --         (494)            326
  Year Ended June 30, 1998               326           --               --          (28)            298

___________________________


(1) Returns are reflected in net revenues and bad debt expense is recorded separately in the statement of operations.

(2)  Doubtful receivables written-off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers is incorporated herein by reference from the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 1998 Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the sections entitled "Executive Compensation and Related Matters," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee and Stock Option and Stock Appreciation Rights Plan Committee Report on Executive Compensation" and "Stock Performance" in the Registrant's 1998 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 1998 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED MATTERS

Information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Executive Compensation and Related Matters" in the Registrant's 1998 Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements included in Part II of this report:

                                                                                     Page
                                                                                  ----------
Report of Independent Accountants                                                      38
Consolidated Balance Sheets at June 30, 1998 and 1997                                  39
For the years ended June 30, 1998, 1997 and 1996:
  Consolidated Statements of Operations                                                40
  Consolidated Statements of Stockholders' Equity                                      41
  Consolidated Statements of Cash Flows                                                42
  Notes to Consolidated Financial Statements                                        43-56
Financial Statement Schedules:
  II. Valuation and Qualifying Accounts                                                57


All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X or because the information is included in the financial statements or the notes thereto.

(b)  Reports on Form 8-K:

On May 26, 1998, the Company filed a Current Report on Form 8-K, under Item 5, to file a corrected version of a recent credit agreement amendment.


(c)  Exhibits:

    (i) Except as noted, all Exhibits, numbered as they were numbered for filing as Exhibits to the Company's Form S-1 Registration Statement, No. 33-35053, effective June 26, 1990, are incorporated herein by this reference to such Registration Statements. All filings were made at the Commission's office in Washington D.C. The registrant's SEC file number is 0-18613:



Exhibit
 Number                                             Description
-------             -----------------------------------------------------------------------------
 2.1                Asset Purchase Agreement between the Registrant, Trimark Interactive, and
                    Graphix Zone, Inc. dated February 26, 1997.  15


Exhibit
 Number                                             Description
-------             -----------------------------------------------------------------------------
 3.1                Certificate of Incorporation of the Registrant, as amended to date.  4

 3.2                By-laws of the Registrant, as amended.  8

 4.2                Form of Common Stock Certificate.  4

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

10.25               Non-Qualified Stock Option Agreement dated December 5, 1991, by and between the Registrant and Gordon Stulberg.  4+

10.29               Non-Qualified Stock Option Agreement dated December 2, 1992, by and between the Registrant and Gordon Stulberg.  5+

10.32               Directors' Stock Option Plan of the Registrant.  13+


Exhibit
 Number                                             Description
-------             -----------------------------------------------------------------------------
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

10.45               Non-Qualified Stock Option Certificate dated January 14, 1995, by and between the Registrant and Gordon Stulberg.  10+

10.46               Non-Qualified Stock Option Certificate dated January 14, 1995, by and between the Registrant and Matthew Saver.  10+

10.47               Non-Qualified Stock Option Certificate dated January 14, 1995, by and between the Registrant and Tofigh Shirazi.  10+

10.48               Non-Qualified Stock Option Agreement dated October 11, 1994, by and between the Registrant and Barry Barnholtz.  10+


Exhibit
 Number                                             Description
-------             -----------------------------------------------------------------------------
10.50               Letter amendment to Stock Option Agreements dated August 10, 1995 by and between the Registrant and Said (Sam) Pirnazar.  10+

10.53               Non-Qualified Stock Option Agreement, dated January 30, 1996 by and between the Registrant and Mark Amin.  11+

10.54               Amendment to Non-Qualified Stock Option Agreement, dated January 30, 1996 by and between the Registrant and Timothy Swain.  11+

10.55               Amendment to Non-Qualified Stock Option Agreement, dated January 30, 1996 by and between the Registrant and Barry Barnholtz.  11+

10.56               Amendment to Non-Qualified Stock Option Agreement dated March 31, 1994, by and between the Registrant and Sergio Aguero.  12+

10.57               Non-Qualified Stock Option Agreement dated August 10, 1995, by and between the Registrant and Sergio Aguero.  12+

10.58               Non-Qualified Stock Option Certificate dated January 14, 1996. by and between the Registrant and Matthew Saver.  12+

10.59               Non-Qualified Stock Option Certificate dated January 14, 1996, by and between the Registrant and Tofigh Shirazi.  12+

10.60               Non-Qualified Stock Option Certificate dated January 14, 1996, by and between the Registrant and Gordon Stulberg.  12+

10.61               Employment Agreement dated July 1, 1996 between the Registrant and Timothy
                    Swain.  12+

10.62               Non-Qualified Stock Option Agreement dated July 2, 1996, by and between the Registrant and Timothy Swain.  13+


Exhibit
 Number                                             Description
-------             -----------------------------------------------------------------------------
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

10.66               Pledge Agreement, dated February 28, 1997, by and between Trimark
                    Pictures, Inc. and Johan Wassenaar and Anne Wassenaar.  16+

10.67               Secured Promissory Note, dated February 28, 1997, executed in favor of
                    Trimark Pictures, Inc. by Johan Wassenaar.  16+

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

10.69               Non-Qualified Stock Option Certificate dated January 14, 1997, by and between the Registrant and Matthew Saver.  16+

10.70               Non-Qualified Stock Option Certificate dated January 14, 1997, by and between the Registrant and Tofigh Shirazi.  16+

10.71               Non-Qualified Stock Option Certificate dated January 14, 1997, by and between the Registrant and Gordon Stulberg.  16+

10.72               Pledge Agreement, dated May 1, 1997, by and between Trimark Pictures, Inc.
                    and Mark Amin and Susan Amin.  17+


Exhibit
 Number                                             Description
-------             -----------------------------------------------------------------------------
10.73               Secured Promissory Note, dated May 1, 1997, by and between Trimark
                    Pictures, Inc. and Mark Amin.  17+

10.74               Employment Agreement, dated February 21, 1995, by and between Trimark
                    Pictures, Inc., a California corporation and Don Gold.  17+

10.75               Addendum dated October 23, 1996 to Employment Agreement, dated February
                    21, 1995, by and between Trimark Pictures, Inc., a California corporation and Don Gold.  17+

10.76               Letter amendment to Stock Purchase and Option Agreement, dated July 25,
                    1997, by and between the Registrant and Sam Pirnazar.  17+

10.77               Letter waiver and amendment to Credit, Security, Guaranty and Pledge
                    Agreement, dated June 9, 1997, by and between the Registrant and The Chase
                    Manhattan Bank, as Administrative Agent and Fronting Bank.  17

10.78               Employment Agreement, dated July 31, 1995, by and between the Registrant and James Keegan.  17+

10.79               Amendment no. 1 to the Credit, Security, Guaranty and Pledge Agreement,
                    dated June 30, 1997, by and between the Registrant's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., and The
                    Chase Manhattan Bank, as Administrative Agent and Fronting Bank.  17

10.80               Non-Qualified Stock Option Certificate dated January 14, 1998, by and between the Registrant and Gordon Stulberg.  18+

10.81               Non-Qualified Stock Option Certificate dated January 14, 1998, by and between the Registrant and Matthew H. Saver.  18+


Exhibit
 Number                                             Description
-------             -----------------------------------------------------------------------------
10.82               Non-Qualified Stock Option Certificate dated January 14, 1998, by and between the Registrant and Tofigh Shirazi.  18+

10.83               Amendment no. 2 to the Credit, Security, Guaranty and Pledge Agreement,
                    dated March 31, 1998, by and between the Registrant's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., and The
                    Chase Manhattan Bank, as Administrative Agent and Fronting Bank.  19

10.84               Consulting Agreement, dated April 2, 1998, by and between Trimark
                    Pictures, Inc. and Burlage\Edell Productions, Inc. f/s/o Roger Burlage.
                    18+

10.85               Letter Agreement, dated April 2, 1998, by and between Trimark Holdings,
                    Inc. and Roger Burlage.  18+

21.1                Subsidiaries of Registrant.  12

23.1                Consent of PricewaterhouseCoopers LLP.  1

27                  Financial Data Schedule.  1

99.4                Press Release of the Registrant dated June 19, 1998.  1

99.5                Press Release of the Registrant dated August 17, 1998.  1

99.6                Press Release of the Registrant dated August 25, 1998.  1

99.7                Press Release of the Registrant dated August 31, 1998.  1


_______________________________


  1                 Filed herewith.
  2                 Incorporated by reference to the identical exhibit number in Registrant's
                    Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
  3                 Intentionally omitted.
  4                 Incorporated by reference to the identical exhibit number in Registrant's
                    Annual Report on Form 10-K for the fiscal year ended June 30, 1992.
  5                 Incorporated by reference to the identical exhibit number in Registrant's
                    Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
  6                 Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.
  7                 Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
  8                 Incorporated by reference to the identical exhibit number in Registrant's
                    Annual Report on Form 10-K for the fiscal year ended June 30, 1994.
  9                 Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
 10                 Incorporated by reference to the identical exhibit number in Registrant's
                    Annual Report on Form 10-K for the fiscal year ended June 30, 1995
 11                 Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
 12                 Incorporated by reference to the identical exhibit number in Registrant's
                    Annual Report on Form 10-K for the fiscal year ended June 30, 1996
 13                 Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
 14                 Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
 15                 Incorporated by reference to the identical exhibit number in Registrant's
                    Current Report on Form 8-K dated February 21, 1997.
 16                 Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
 17                 Incorporated by reference to the identical exhibit number in Registrant's
                    Annual Report on Form 10-K


                    for the fiscal year ended June 30, 1997
   18               Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
   19               Incorporated by reference to the identical exhibit number in Registrant's
                    Current Report on Form 8-K dated May 15, 1998 (filed May 26, 1998).
   +                This is a management contract or compensatory plan or arrangement.

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

Date: September 28, 1998
      ------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature            Title                           Date
       ---------            -----                           ----
/s/ Mohammed Mark Amin
-------------------------   Chairman of the Board           09/28/98
Mohammed Mark Amin          and Chief Executive Officer     --------
                            [Principal Executive Officer]


/s/ Roger A. Burlage        Director                        09/28/98
-------------------------                                   --------
Roger A. Burlage


/s/ Gordon Stulberg         Director                        09/28/98
-------------------------                                   --------
Gordon Stulberg


/s/ Tofigh Shirazi          Director                        09/28/98
-------------------------                                   --------
Tofigh Shirazi


/s/ Matthew Saver           Director                        09/28/98
-------------------------                                   --------
Matthew Saver


/s/ Jeff Gonzalez           Chief Financial                 09/28/98
-------------------------   Officer, and Secretary          --------
Jeff Gonzalez               [Principal Financial and
                            Accounting Officer]

                               INDEX TO EXHIBITS

Exhibit                                                                                                                 Method
 Number                                     Description                                                                of Filing
-------             ----------------------------------------------------------------------------------                 ---------
 2.1                Asset Purchase Agreement between the Registrant, Trimark Interactive, and Graphix
                    Zone, Inc. dated February 26, 1997.  15

 3.1                Certificate of Incorporation of the Registrant, as amended to date.  4

 3.2                By-laws of the Registrant, as amended.  8

 4.2                Form of Common Stock Certificate.  4

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

10.25               Non-Qualified Stock Option Agreement dated December 5, 1991, by and between the
                    Registrant and Gordon Stulberg.  4+

10.29               Non-Qualified Stock Option Agreement dated December 2, 1992, by and between the
                    Registrant and Gordon Stulberg.  5+

10.32               Directors' Stock Option Plan of the Registrant.  13+


Exhibit                                                                                                                 Method
 Number                                     Description                                                                of Filing
-------             ----------------------------------------------------------------------------------                 ---------
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

10.45               Non-Qualified Stock Option Certificate dated January 14, 1995, by and between the
                    Registrant and Gordon Stulberg.  10+

10.46               Non-Qualified Stock Option Certificate dated January 14, 1995, by and between the
                    Registrant and Matthew Saver.  10+

10.47               Non-Qualified Stock Option Certificate dated January 14, 1995, by and between the
                    Registrant and Tofigh Shirazi.  10+

10.48               Non-Qualified Stock Option Agreement dated October 11, 1994, by and between the
                    Registrant and Barry Barnholtz.  10+


Exhibit                                                                                                                 Method
 Number                                     Description                                                                of Filing
-------             ----------------------------------------------------------------------------------                 ---------
10.50               Letter amendment to stock options agreements dated August 10, 1995 by and between the Registrant and Said (Sam) Pirnazar.  10+

10.53               Non-Qualified Stock Option Agreement, dated January 30, 1996 by and between the
                    Registrant and Mark Amin.  11+

10.54               Amendment to Non-Qualified Stock Option Agreement, dated January 30, 1996 by and between the Registrant and Timothy Swain.  11+

10.55               Amendment to Non-Qualified Stock Option Agreement, dated January 30, 1996 by and between the Registrant and Barry Barnholtz.  11+

10.56               Amendment to Non-Qualified Stock Option Agreement, dated March 31, 1994, by and between the Registrant and Sergio Aguero.  12+

10.57               Non-Qualified Stock Option Agreement dated August 10, 1995, by and between the
                    Registrant and Sergio Aguero.  12+

10.58               Non-Qualified Stock Option Certificate dated January 14, 1996. by and between the
                    Registrant and Matthew Saver.  12+

10.59               Non-Qualified Stock Option Certificate dated January 14, 1996, by and between the
                    Registrant and Tofigh Shirazi.  12+

10.60               Non-Qualified Stock Option Certificate dated January 14, 1996, by and between the
                    Registrant and Gordon Stulberg.  12+

10.61               Employment Agreement dated July 1, 1996 between the Registrant and Timothy Swain.
                    12+

10.62               Non-Qualified Stock Option Agreement dated July 2, 1996, by and between the
                    Registrant and Timothy Swain.  13+


Exhibit                                                                                                                 Method
 Number                                     Description                                                                of Filing
-------             ----------------------------------------------------------------------------------                 ---------
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

10.66               Pledge Agreement, dated February 28, 1997, by and between Trimark Pictures, Inc.
                    and Johan Wassenaar and Anne Wassenaar.  16+

10.67               Secured Promissory Note, dated February 28, 1997, executed in favor of Trimark
                    Pictures, Inc. by Johan Wassenaar.  16+

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

10.69               Non-Qualified Stock Option Certificate dated January 14, 1997, by and between the
                    Registrant and Matthew Saver.  16+

10.70               Non-Qualified Stock Option Certificate dated January 14, 1997, by and between the
                    Registrant and Tofigh Shirazi.  16+

10.71               Non-Qualified Stock Option Certificate dated January 14, 1997, by and between the
                    Registrant and Gordon Stulberg.  16+

10.72               Pledge Agreement, dated May 1, 1997, by and between Trimark Pictures, Inc. and
                    Mark Amin and Susan Amin.  17+


Exhibit                                                                                                                 Method
 Number                                     Description                                                                of Filing
-------             ----------------------------------------------------------------------------------                 ---------
10.73               Secured Promissory Note, dated May 1, 1997, by and between Trimark Pictures, Inc.
                    and Mark Amin.  17+

10.74               Employment Agreement, dated February 21, 1995, by and between Trimark Pictures,
                    Inc., a California corporation and Don Gold.  17+

10.75               Addendum dated October 23, 1996 to Employment Agreement, dated February 21, 1995, by and between Trimark Pictures, Inc., a California corporation and Don Gold.  17+

10.76               Letter amendment to Stock Purchase and Option Agreement, dated July 25, 1997, by and between the Registrant and Sam Pirnazar.  17+

10.77               Letter waiver and amendment to Credit, Security, Guaranty and Pledge Agreement,
                    dated June 9, 1997, by and between the Registrant and The Chase Manhattan Bank, as Administrative Agent and Fronting Bank.  17

10.78               Employment Agreement, dated July 31, 1995, by and between the Registrant and
                    James Keegan.  17+

10.79               Amendment no. 1 to the Credit, Security, Guaranty and Pledge Agreement, dated
                    June 30, 1997, by and between the Registrant's principal operating subsidiaries,
                    Trimark Pictures, Inc. and Trimark Television, Inc., and The Chase Manhattan
                    Bank, as Administrative Agent and Fronting Bank.  17

10.80               Non-Qualified Stock Option Certificate dated January 14, 1998, by and between the
                    Registrant and Gordon Stulberg.  18+

10.81               Non-Qualified Stock Option Certificate dated January 14, 1998, by and between the
                    Registrant and Matthew H. Saver.  18+

10.82               Non-Qualified Stock Option Certificate dated January 14, 1998, by and between the
                    Registrant and Tofigh Shirazi.  18+


Exhibit                                                                                                            Method
 Number                                     Description                                                           of Filing
-------             ----------------------------------------------------------------------------------         ---------------
10.83               Amendment no. 2 to the Credit, Security, Guaranty and Pledge Agreement, dated
                    March 31, 1998, by and between the Registrant's principal operating subsidiaries,
                    Trimark Pictures, Inc. and Trimark Television, Inc., and The Chase Manhattan
                    Bank, as Administrative Agent and Fronting Bank.  19

10.84               Consulting Agreement, dated April 2, 1998, by and between Trimark Pictures, Inc.
                    and Burlage\Edell Productions, Inc. f/s/o Roger Burlage.  18+

10.85               Letter Agreement, dated April 2, 1998, by and between Trimark Holdings, Inc. and
                    Roger Burlage.  18+

21.1                Subsidiaries of Registrant.  12

23.1                Consent of PricewaterhouseCoopers LLP.  1                                                  filed herewith
                                                                                                               electronically

27                  Financial Data Schedule.  1                                                                filed herewith
                                                                                                               electronically

99.4                Press Release of the Registrant dated June 19, 1998.  1                                    filed herewith
                                                                                                               electronically

99.5                Press Release of the Registrant dated August 17, 1998.  1                                  filed herewith
                                                                                                               electronically

99.6                Press Release of the Registrant dated August 25, 1998.  1                                  filed herewith
                                                                                                               electronically

99.7                Press Release of the Registrant dated August 31, 1998.  1                                  filed herewith
                                                                                                               electronically

_______________________________


   1                Filed herewith.
   2                Incorporated by reference to the identical exhibit number in Registrant's
                    Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
   3                Incorporated by reference to the identical exhibit number in Registrant's
                    Form S-1 Registration Statement, No. 33-35053, effective June 26, 1990
   4                Incorporated by reference to the identical exhibit number in Registrant's
                    Annual Report on Form 10-K for the fiscal year ended June 30, 1992.
   5                Incorporated by reference to the identical exhibit number in Registrant's
                    Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
   6                Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.
   7                Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
   8                Incorporated by reference to the identical exhibit number in Registrant's
                    Annual Report on Form 10-K for the fiscal year ended June 30, 1994.
   9                Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
  10                Incorporated by reference to the identical exhibit number in Registrant's
                    Annual Report on Form 10-K for the fiscal year ended June 30, 1995
  11                Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
  12                Incorporated by reference to the identical exhibit number in Registrant's
                    Annual Report on Form 10-K for the fiscal year ended June 30, 1996
  13                Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
  14                Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
  15                Incorporated by reference to the identical exhibit number in Registrant's
                    Current Report on Form 8-K dated February 21, 1997.
  16                Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.


   17               Incorporated by reference to the identical exhibit number in Registrant's
                    Annual Report on Form 10-K for the fiscal year ended June 30, 1997
   18               Incorporated by reference to the identical exhibit number in Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
   19               Incorporated by reference to the identical exhibit number in Registrant's
                    Current Report on Form 8-K dated May 15, 1998 (filed May 26, 1998).
   +                This is a management contract or compensatory plan or arrangement.