Form 10-Q
period 1998-09-30
TRIMARK HOLDINGS INC
filed 1998-11-16
CIK 863896

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1998 or

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

                                    YES X NO

As of November 11, 1998, 4,169,412 shares of Trimark Holdings, Inc. common stock were outstanding, excluding shares held by Trimark Holdings, Inc. as treasury stock.

                             TRIMARK HOLDINGS, INC.

                                      INDEX


Part I.    Financial Information                                       Page No.

           Item 1.  Financial Statements:

           Consolidated Balance Sheets at September
             30, 1998 and June 30, 1998                                   3

           Consolidated Statements of Operations -
             Three months ended September
             30, 1998 and 1997                                            4

           Consolidated Statements of Cash Flows -
             Three months ended September
             30, 1998 and 1997                                            5

           Notes to Consolidated Financial Statements                    6-7

           Item 2.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                 8-15

           Item 3.  Quantitative and Qualitative
                Disclosures about Market Risk                             15

Part II.   Other Information

           Item 6.  Exhibits and Reports on Form 8-K                      16

                             TRIMARK HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                    (Dollars in Thousands, Except Share Data)

                                                                      September 30,          June 30,
                              Assets                                      1998                 1998
                              ------
                                                                   --------------------     ------------
                                                                       (Unaudited)

Cash and cash equivalents                                       $                  874   $        1,159
Accounts receivable, less allowances of
   $6,375 and $6,005, respectively                                              18,034           16,568
Film costs, net (Note 2)                                                        68,365           65,064
Deferred marketing costs                                                         1,392            1,963
Inventories, net                                                                   500            1,190
Property and equipment at cost, less accumulated
   depreciation of $2,537 and $2,433,respectively                                  692              741
Due from officers                                                                  795              780
Other assets                                                                     1,668            1,755
                                                                   --------------------     ------------

                                                                $               92,320   $       89,220
                                                                   --------------------     ------------
                                                                   --------------------     ------------

               Liabilities and Stockholders' Equity

Revolving line of credit                                        $               61,450   $       57,250
Accounts payable and accrued expenses                                            4,725            8,060
Minimum guarantees and royalties payable                                         9,488            7,623
Deferred income                                                                    790            1,100
Income taxes payable                                                                43               43
                                                                   --------------------     ------------

          Total liabilities                                                     76,496           74,076
                                                                   --------------------     ------------


Commitments and contingencies (Note 3)                                              --               --
                                                                   --------------------     ------------


Stockholders' equity:
   Common stock, $.001 par value.  Authorized
     20,000,000 shares; 5,134,827 shares issued
     at September 30, 1998 and June 30, 1998                                         5                5
   Additional paid in capital                                                   15,588           15,588
   Preferred stock, $.01 par value.  Authorized
     2,000,000 shares; no shares issued and
     outstanding                                                                    --               --
   Retained earnings                                                             4,694            3,981
   Less treasury shares, at cost - 965,415 shares
     and 952,200 shares                                                        (4,463)          (4,430)
                                                                   --------------------     ------------

          Stockholders' equity                                                  15,824           15,144
                                                                   --------------------     ------------

                                                                $               92,320   $       89,220
                                                                   --------------------     ------------
                                                                   --------------------     ------------



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRIMARK HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

            (Dollars in Thousands, Except earnings (loss) Per Share)


                                                                Three Months Ended September 30,
                                                         ------------------------------------------------

                                                                     1998                   1997
                                                                  ------------           ------------
                                                                              (Unaudited)

Net revenues                                                   $       19,379         $       14,559

Film costs and distribution expenses                                   15,243                 10,972
                                                                  ------------           ------------

        Gross Profit                                                    4,136                  3,587
                                                                  ------------           ------------

Operating expenses:
   Selling                                                              1,883                  1,728
   General and administrative                                           1,169                  1,206
   Bad debt                                                             (484)                    126
                                                                  ------------           ------------

                                                                        2,568                  3,060
                                                                  ------------           ------------

        Operating earnings                                              1,568                    527

Other (income) expenses:
   Interest expense                                                     1,110                    942
   Interest and investment income                                        (15)                   (46)
                                                                  ------------           ------------

                                                                        1,095                    896
                                                                  ------------           ------------

        Earnings (loss) before income taxes                               473                  (369)

Income taxes (Note 5)                                                   (240)                     --
                                                                  ------------           ------------

          Net earnings (loss)                                  $          713         $        (369)
                                                                  ------------           ------------
                                                                  ------------           ------------


     Weighted average number of common shares
        basic and fully diluted (Note 6)                                4,181                  4,183
                                                                  ------------           ------------
                                                                  ------------           ------------

     Net earnings (loss) per common share basic
        and fully diluted (Note 6)                             $         0.17         $       (0.09)
                                                                  ------------           ------------
                                                                  ------------           ------------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRIMARK HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)


                                                                               Three Months Ended
                                                                                 September 30,
                                                                   -------------------------------------------

                                                                                 1998              1997
                                                                             -------------      ------------
                                                                                       (Unaudited)

Operating activities:
   Net earnings (loss)                                                    $           713    $        (369)
   Adjustments to reconcile net earnings (loss) to
     Net cash used by operating activities:
       Film amortization                                                            9,287             6,566
       Depreciation and other amortization                                            104                91
       Provision for inventory obsolescence                                            --                32
       Change in operating assets and liabilities:
          (Increase) decrease in accounts receivable                              (1,466)             4,304
          Additions to film costs                                                (12,588)           (7,776)
          Decrease in deferred marketing costs                                        571               326
          Decrease (increase) in inventories                                          690              (54)
          (Increase) in notes receivable from officers                               (15)             (363)
          Decrease (Increase) in other assets                                          87             (146)
          Decrease in accounts payable and
            accrued expenses                                                      (3,335)           (4,393)
          Increase in minimum guarantees and
            royalties payable                                                       1,865               156
          (Decrease) in income taxes payable                                           --               (9)
          (Decrease) in deferred income                                             (310)             (293)
                                                                             -------------      ------------

            Net cash used by operating activities                                 (4,397)           (1,928)
                                                                             -------------      ------------

Investing activities:
   Acquisition of property and equipment                                             (55)              (80)
                                                                             -------------      ------------

            Net cash used by investing activities                                    (55)              (80)
                                                                             -------------      ------------

Financing activities:
  Net increase (decrease) in revolving line of credit                               4,200           (1,300)
  Exercise of stock options                                                            --               114
  Purchase of treasury stock                                                         (33)                --
                                                                             -------------      ------------

            Net cash provided (used) by financing activities                        4,167           (1,186)
                                                                             -------------      ------------

   Decrease in cash and cash equivalents                                            (285)           (3,194)

Cash and cash equivalents at beginning of period                                    1,159             3,665
                                                                             -------------      ------------

Cash and cash equivalents at end of period                                $           874    $          471
                                                                             -------------      ------------
                                                                             -------------      ------------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRIMARK HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY:

The consolidated financial statements of Trimark Holdings, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes filed with the Form 10-K for the year ended June 30, 1998. Significant accounting policies used by the Company are summarized in Note 2 to the June 30, 1998 financial statements.

In the opinion of management, all adjustments required for a fair presentation of the financial position as of September 30, 1998 and the results of operations and cash flows for the periods ended September 30, 1998 and September 30, 1997 have been made and all adjustments were of a normal and recurring nature. Operating results for the three month period are not necessarily indicative of the operating results for a full year.

NOTE 2 - FILM COSTS:

Film costs, net of amortization, consist of the following:



                                           September 30,                      June 30,
                                               1998                             1998
                                     --------------------------        ------------------------
                                                            (in thousands)

Released                                              $ 51,275                         $ 50,541
Completed not released                                   4,216                            3,419
In process and development                              12,874                           11,104
                                     --------------------------        -------------------------
                                                      $ 68,365                         $ 65,064
                                     --------------------------        -------------------------

NOTE 3 - COMMITMENTS & CONTINGENCIES:

The Company has entered into certain agreements which provide for royalty advances and promotional and advertising commitments totaling $8.4 million. If the conditions to these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to March 1999.

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the three month period for:

                                                September 30,
                                       1998                         1997
                               --------------------         --------------------
                                                 (in thousands)

Interest                                    $1,245                       $1,254
Income taxes                                    82                           86


NOTE 5 - INCOME TAXES

The $240,000 tax benefit represents a tax receivable from a prior year return.

NOTE 6 - NET (LOSS) EARNINGS PER COMMON SHARE:

Basic earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per common share amounts are based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options when the effect of such conversions would have been dilutive to net earnings (loss).

Prior period amounts have been restated to conform to SFAS No. 128. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted net earnings per common share:



                                                                 Three months ended
                                                                   September 30,
                                                        1998                               1997
                                              --------------------------        -------------------------
                                                                    (in thousands)

Basic shares weighted average
  of common shares outstanding                                    4,181                            4,183

Additional shares assuming
  conversions of stock options                                       --                               --

                                              --------------------------        -------------------------
Diluted shares                                                    4,181                            4,183
                                              --------------------------        -------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES:


                                         Three months ended
                                           September 30,
                                 -----------------------------------
                                      1998               1997
                                 ---------------    ----------------
                                           (in thousands)

Domestic:
 Home video distribution                $13,644              $8,817
 Theatrical distribution                    542                  24
 Television distribution                  1,271               1,273
Foreign:
 All media                                3,922               4,445
                                 ---------------    ----------------
                                        $19,379             $14,559
                                 ---------------    ----------------

The increase in net revenues for the quarter ended September 30, 1998 was primarily due to increases in net revenues from domestic home video, and domestic theatrical distribution of $4.8 million and $518,000, respectively, partially offset by a decrease in net revenues from foreign all media of $523,000. The increase in domestic home video net revenues was primarily due to the initial home video distribution in June 1998 of the theatrically released film "Chairman of the Board" and the straight to video sell through title "Kid in Aladdin's Palace" without any comparable video release in the three months ended September 30, 1997. The increase was also a result of the release of twelve DVD titles in the quarter ended September 30, 1998. In contrast, no DVD titles were released during the same period in fiscal year 1998. The decrease in foreign revenue was primarily a result of the quality of films released in the quarter ended September 30, 1998 as compared to the similar quarter in fiscal year 1998. In the quarter ended September 30, 1997, "Kid in Aladdin's Palace", "Chairman of the Board", and "Eve's Bayou" were all released in the foreign markets; in contrast no comparable titles were released in the quarter ended September 30, 1998.

The Company continues to focus its resources on producing and acquiring films with specialized theatrical potential and those that are made for initial release on network and cable television. See "Liquidity and Capital Resources."

The Company anticipates that the domestic home video market will continue to be extremely competitive.

GROSS PROFIT: The Company's gross profit for the three months ended September 30, 1998 increased $549,000 or 15.3% compared with the same period in the fiscal year 1998.

SELLING EXPENSES: Selling expenses as a percentage of net revenues for the quarter ended September 30, 1998 and 1997 were 9.7% and 11.9%, respectively. For the three months ended September 30, 1998

RESULTS OF OPERATIONS

selling expenses increased $155,000 or 9.0% compared with the same period in fiscal 1998. The increase reflects the sales of DVD titles released in the quarter ended September 30, 1998; in contrast, no sales were made in the same period in fiscal year 1998.

GENERAL AND ADMINISTRATIVE EXPENSES: For the three months ended September 30, 1998 general and administrative expenses decreased $37,000 or 3.0% compared with the same period in fiscal 1998.

BAD DEBT EXPENSE: Bad debt expense for the three months ended September 30, 1998 decreased $610,000 or 484.1% compared with the same period in fiscal 1998. Bad debt expense primarily represents reserves taken against domestic video and foreign sales. The decrease was primarily due to $355,000 in collections on past due video receipts and the remaining balance in collections on international receipts which were all previously reserved for.

INTEREST EXPENSE: Interest expense for the quarter ended September 30, 1998 increased $168,000 or 18% compared with the same period in fiscal 1998. The increases in interest expense were primarily due to higher levels of borrowing under the Company's credit facility for purposes of funding the costs associated with the acquisition and distribution of theatrical motion pictures. As of September 30, 1998, there was $61.5 million outstanding under the credit facility. The Company expects to use excess cash flow generated by theatrical and library product to decrease current debt levels. See "Liquidity and Capital Resources."

INTEREST AND INVESTMENT INCOME: Interest and investment income for the three months ended September 30, 1998 decreased $31,000 or 55.0% compared with the same period in fiscal 1998. The decrease was primarily due to the reduction in the outstanding balance from loans to officers in the three months ended September 30, 1998 as compared to the same period in fiscal 1998.

NET EARNINGS (LOSS): The Company's net earnings for the three months ended September 30, 1998 increased $1.1 million or 293% compared with the same period in fiscal 1998. The increase in earnings is primarily due to the increase in gross profits, the decrease in bad debt expense, and the income tax refund from a prior year partially offset by the increase in interest and selling expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash generated by operations and borrowings under its credit facility to finance its operations. The Company's cash flows from operating, investing and financing activities for the three months ended September 30, 1998 and 1997 were as follows:

                                                                        Three Months Ended
                                                                           September 30,
                                                             ------------------------------------------
                                                                   1998                    1997
                                                             ------------------     -------------------
                                                                          (in thousands)

     Net cash used by operating activities                           ($ 4,397)               ($ 1,928)
     Net cash used by investing activities                                (55)                    (80)
     Net cash provided (used) by financing activities                    4,167                 (1,186)


Cash used by operations increased by $2.5 million for the three month period ended September 30, 1998 compared to the same period in fiscal 1998 principally as the result of an increase in the change to additions to film costs of $4.8 million and an increase in the change in accounts receivable of $6.5 million, offset by an increase in earnings by $1.1 million, an increase in the change in film amortization by $2.7 million, a decrease in the change in inventories of $744,000 and an increase in the change in minimum guarantees and royalties payable of $1.7 million. The $12.6 million addition to film costs was primarily used for the production and acquisition of new product with approximately $2.0 million dollars used for prints and advertising costs on the specialized theatrical releases of "Billy's First Hollywood Screen Kiss" and "Cube".

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

LIQUIDITY AND CAPITAL RESOURCES

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

Investing activities for the three months ended September 30, 1998 and 1997 have primarily consisted of expenditures on production equipment improvements.

Financing activities, consisting primarily of borrowings under the Company's credit facility, were greater in the three months ended September 30, 1998 than for the three months ended September 30, 1997, primarily as the result of motion picture production, acquisition and distribution expenditures exceeding operating cash inflows. The Company's cash requirements vary in part with the size and timing of production advances and minimum guarantee payments along with the timing of its theatrical, home video, television and international releases. In the three months ended September 30, 1998 and 1997 the principal sources of funds have been provided by the Company's credit facility and available cash.

On December 20, 1996, the Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., entered into a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank which replaced a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank. The credit facility expires December 19, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the Borrowing Base which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.25% above Chase Manhattan's prime rate or 2.25% above Chase Manhattan's London Interbank Market for Eurodollars for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit

LIQUIDITY AND CAPITAL RESOURCES

facility, at the rate of 0.375% per annum. As of September 30, 1998 there was $61.5 million outstanding under the credit facility. The Company expects to use excess cash flow generated by theatrical and library product to decrease current borrowing levels. The credit agreement contains various financial and other covenants to which the Company must adhere. These covenants, among other things, require the maintenance of minimum net worth and various financial ratios which are reported to the bank on a quarterly basis and include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, affiliate transactions and the use of proceeds. The Company is in compliance with all debt covenants as of September 30, 1998 and believes that its existing capital, funds from operations, and other available sources of capital (including funds obtained through pre-sales and gap financing) will be sufficient to enable the Company to fund its presently planned productions, acquisitions, distribution and overhead expenditures. In the event that the motion pictures released or distributed by the Company do not meet with sufficiently positive distributor and audience response or sales and licensing of distribution rights to films in the Company's film library and films which the Company plans to release during such period are less than anticipated, the Company will likely need to significantly reduce its currently planned level of productions, acquisitions, distribution activities and overhead as described below and will likely need to obtain additional sources of capital. The Company is currently exploring obtaining additional sources of capital (including equity and debt financing). There can be no assurance, however, that such additional capital will be available or available on terms advantageous to the Company.

Management of the Company conducted a strategic review of the Company's theatrical operations in fiscal 1998. This strategic review focused on the increase in the theatrical exhibition of specialized films, with which the Company has demonstrated past successes including "Eve's Bayou" and "Kama
Sutra: A Tale of Love," and a reduction in the distribution of wide mainstream features with wide releases to greater than 1,000 screens and which require substantial print and advertising commitments. The Company does not plan to release any additional wide theatrical releases in fiscal 1999.

In the domestic specialized theatrical market the Company plans to release five (5) to seven (7) motion pictures in fiscal 1999(of which two were released in the first three months of fiscal 1999).

LIQUIDITY AND CAPITAL RESOURCES

Furthermore, the Company plans to release approximately thirty-five (35) motion pictures into the domestic home video rental market (of which nine (9) were released in the first three months of fiscal 1999) and to continue to expand distribution in the sell-thru market. The Company intends to sell four
(4) to six (6) films and "movies of the week" which will premier on major cable networks or broadcast stations. Also in fiscal 1999 the Company plans to release approximately seven (7) to nine (9) motion pictures initially into international distribution (of which three (3) were released in the first three months of the fiscal year).

Technicolor Videocassette, Inc. currently serves as the Company's video cassette duplicator and fulfillment contractor. Technicolor Videocassette, Inc. has a general lien on all of the Company's materials and products in its possession.

The Company is currently authorized to spend up to $150,000 in fiscal 1999 to purchase shares of its outstanding common stock in the open market or otherwise. During the first quarter of the fiscal year, the Company purchased 13,215 shares at an average price of $2.39 per share.

As previously announced by the Company, a hearing was held on October 16, 1998 with a panel authorized by the National Association of Securities Dealers Inc. Board of Governors regarding the public float requirements of the Company's common stock and its continued listing on the NASDAQ National Market. No decision by the Panel has yet been made. However, the Company believes that the Panel will either allow the common stock to be continued to be listed on the National Market, grant the Company additional time to regain compliance with the public float test, or allow the common stock to be listed on The NASDAQ Small Cap Market if the Company meets the continued listing requirements of the Small Cap Market at such time. The Company believes that it currently meets such continued listing requirements.

In July 1997, the Company announced that it had retained the investment banking firm, Societe Generale Bannon, to advise the Company on various strategic alternatives to help enhance shareholder value. In keeping with its revised business plan and as the Company's review of strategic alternatives has been completed, the Company has recently announced that it is no longer retaining Societe Generale Bannon.

IMPACT OF YEAR 2000. The Company is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by computerized information systems. Year

LIQUIDITY AND CAPITAL RESOURCES

2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Management is in the process of completing a review of significant software and equipment used in the Company's operations and, to the extent practicable, in the operations of its key business partners, in order to determine if any year 2000 risks exist that may be material to the Company as a whole. The Company estimates that repairing all time sensitive hardware and software will cost the Company approximately $240,000. These costs will be expensed as incurred. No material costs were incurred during the quarter ended September 30, 1998. This process includes an assessment of year 2000 risks on an ongoing basis to alter, validate, or replace time sensitive software. The costs associated with this process include independent verification and validation of the systems during the testing and implementation phases. If the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, management plans to devote the resources it concludes are appropriate to resolve all significant year 2000 issues in a timely manner; and as such, the Company has not developed a year 2000 contingency plan.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: Changes in public tastes, industry trends and demographic changes, which may influence the distribution and exhibition of films in certain areas; public reaction to and acceptance of the Company's video, theatrical and television product, which will impact the Company's revenues; competition, including competition from major motion picture studios, which may affect the Company's ability to generate

LIQUIDITY AND CAPITAL RESOURCES

revenues; reliance on management and key personnel; consolidation in the retail video industry; whether the Company's current strategy which includes theatrical releases of only specialized films and production and acquisition of made for television product is successful; new methods of distributing motion pictures; whether the Company will be able to maintain listing on the NASDAQ National Market; the costs and risks associated with the year 2000 issue; and other factors referenced in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK


The Company does not consider that the potential loss of future earnings which could be caused by interest rate volatility would have a material impact on its financial position.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:

Exhibit No                                  Description
----------   --------------------------------------------------------------

10.86 Employment agreement dated January 30, 1997 between Trimark Pictures, Inc., and Cami Winikoff.

27            Financial Data Schedule.


    (b)    Reports on Form 8-K:

           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TRIMARK HOLDINGS, INC.



                               By: /s/ Jeff Gonzalez
                                   ----------------------------------
                                   Jeff Gonzalez
                                   Chief Financial Officer
                                   (Principal Financial
                                   Officer and authorized to sign
                                   on behalf of the Registrant)


Date: November 16, 1998
      -----------------



                                INDEX TO EXHIBITS

Exhibit No              Description                      Method of Filing
----------    ----------------------------------         ----------------

10.86         Employment agreement dated January          filed herewith
              30, 1997 between Trimark Pictures,          electronically
              Inc., and Cami Winikoff.

27            Financial Data Schedule.                    filed herewith
                                                          electronically