Form 10-Q
period 1998-12-31
TRIMARK HOLDINGS INC
filed 1999-02-16
CIK 863896

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 1998 or

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

                   YES  X                 NO
                      ----                  ----

As of February 9, 1999, 4,169,412 shares of Trimark Holdings, Inc. common stock were outstanding, excluding shares held by Trimark Holdings, Inc. as treasury stock.

                             TRIMARK HOLDINGS, INC.

                                      INDEX

Part I.  Financial Information                                                                Page No.
         Item 1.  Financial Statements:

         Consolidated Balance Sheets at December 31, 1998 and June 30, 1998                      3

         Consolidated Statements of Operations - Six months and three months ended               4
             December 31, 1998 and 1997

         Consolidated Statements of Cash Flows - Six months ended December 31, 1998              5
             and 1997

         Notes to Consolidated Financial Statements                                             6-7

         Item 2.  Management's Discussion and Analysis of Financial Condition and               8-16
             Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     16

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders                            17

         Item 6.  Exhibits and Reports on Form 8-K                                             18-19

                              TRIMARK HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     --------------------------------------
                    (Dollars in Thousands, Except Share Data)

                                                             December 31,          June 30,
                               ASSETS                           1998                1998
                                                            -----------------    ------------
                                                             (Unaudited)
Cash and cash equivalents                                 $               239  $        1,159
Accounts receivable, less allowances of
   $6,243 and $6,005, respectively                                     24,937          16,568
Film costs, net (Note 2)                                               63,526          65,064
Deferred marketing costs                                                1,113           1,963
Inventories, net                                                          279           1,190
Property and equipment at cost, less accumulated
   depreciation of $2,646 and $2,433 respectively                         648             741
Due from officers                                                         780             780
Other assets                                                            1,697           1,755
                                                             -----------------    ------------
                                                          $            93,219  $       89,220
                                                             -----------------    ------------
                                                             -----------------    ------------


                LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving line of credit                                  $            59,690  $       57,250
Accounts payable and accrued expenses                                   6,295           8,060
Minimum guarantees and royalties payable                               10,531           7,623
Deferred income                                                           464           1,100
Income taxes payable                                                       49              43
                                                             -----------------    ------------
          Total liabilities                                            77,029          74,076
                                                             -----------------    ------------
Commitments and contingencies (Note 3)                                     --              --
                                                             -----------------    ------------


Stockholders' equity:
   Common stock, $.001 par value.  Authorized
     20,000,000 shares; 5,134,827 shares issued
     at December 31, 1998 and June 30, 1998                                 5               5
   Additional paid in capital                                          15,588          15,588
   Preferred stock, $.01 par value.  Authorized
     2,000,000 shares; no shares issued and
     outstanding                                                           --              --
   Retained earnings                                                    5,060           3,981
   Less treasury shares, at cost - 965,415 shares
     and 952,200 shares                                               (4,463)         (4,430)
                                                             -----------------    ------------
          Stockholders' equity                                         16,190          15,144
                                                             -----------------    ------------
                                                          $            93,219  $       89,220
                                                             -----------------    ------------
                                                             -----------------    ------------

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              TRIMARK HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (Dollars in Thousands, Except earnings (loss) Per Share)

                                                                           Six Months Ended             Three Months Ended
                                                                             December 31,                  December 31,
                                                                       -------------------------     -------------------------
                                                                         1998            1997          1998            1997
                                                                       ----------      ---------     ---------       ---------
                                                                                            (Unaudited)
Net revenues                                                          $    46,281   $      37,545   $    26,902   $      22,986

Film costs and distribution expenses                                       37,288          33,916        22,045          22,944
                                                                         ---------     -----------     ---------     -----------

        Gross Profit                                                        8,993           3,629         4,857              42
                                                                         ---------     -----------     ---------     -----------

Operating expenses:
   Selling                                                                  3,688           3,531         1,805           1,803
   General and administrative                                               2,672           2,467         1,503           1,261
   Bad debt                                                                 (341)             148           143              22
                                                                         ---------     -----------     ---------     -----------

                                                                            6,019           6,146         3,451           3,086
                                                                         ---------     -----------     ---------     -----------

        Operating earnings                                                  2,974         (2,517)         1,406         (3,044)

Other (income) expenses:
   Interest expense                                                         2,152           2,091         1,042           1,149
   Interest and investment income                                            (17)            (80)           (2)            (34)
                                                                         ---------     -----------     ---------     -----------

                                                                            2,135           2,011         1,040           1,115
                                                                         ---------     -----------     ---------     -----------

        Earnings (loss) before income taxes                                   839         (4,528)           366         (4,159)

Income taxes (Note 5)                                                       (240)              --                            --
                                                                         ---------     -----------     ---------     -----------

          Net earnings (loss)                                         $     1,079   $     (4,528)   $       366   $     (4,159)
                                                                         ---------     -----------     ---------     -----------
                                                                         ---------     -----------     ---------     -----------


     Weighted average number of common shares
        basic and fully diluted (Note 6)                                    4,169           4,183         4,169           4,183
                                                                         ---------     -----------     ---------     -----------
                                                                         ---------     -----------     ---------     -----------

     Net earnings (loss) per common share
        basic and fully diluted (Note 6)                              $      0.26   $      (1.08)   $      0.09   $      (0.99)
                                                                         ---------     -----------     ---------     -----------
                                                                         ---------     -----------     ---------     -----------


        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           TRIMARK HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Dollars in Thousands)

                                                                                              Six Months Ended
                                                                                                December 31,

                                                                                           1998                  1997
                                                                                         ---------            -----------
                                                                                                  (Unaudited)
Operating activities:
   Net earnings (loss)                                                                  $         1,079    $       (4,528)
   Adjustments to reconcile net earnings (loss) to
     Net cash used by operating activities:
       Film amortization                                                                         22,696             24,328
       Depreciation and other amortization                                                          213                169
       Provision for returns and bad debt                                                           238                379
       Provision for inventory obsolescence                                                          --                 51
       Change in operating assets and liabilities:
          Increase in accounts receivable                                                       (8,607)              (565)
          Additions to film costs                                                              (21,158)           (24,417)
          Decrease in deferred marketing costs                                                      850                110
          Decrease (increase) in inventories                                                        911              (127)
          Increase in notes receivable from officers                                                 --              (377)
          Decrease (increase) in other assets                                                        58              (264)
          (Decrease) increase in accounts payable and
            accrued expenses                                                                    (1,765)                 64
          Increase in minimum guarantees and
            royalties payable                                                                     2,908              1,814
          Increase (decrease) in income taxes payable                                                 6                (9)
          Decrease in deferred income                                                             (636)              (211)
                                                                                           -------------      -------------

            Net cash used by operating activities                                               (3,207)            (3,583)
                                                                                           -------------      -------------

Investing activities:
   Acquisition of property and equipment                                                          (120)              (180)
                                                                                           -------------      -------------

            Net cash used by investing activities                                                 (120)              (180)
                                                                                           -------------      -------------

Financing activities:
  Net increase in revolving line of credit                                                        2,440                 --
  Exercise of stock options                                                                          --                114
  Purchase of treasury stock                                                                       (33)                 --
                                                                                           -------------      -------------

            Net cash provided by financing activities                                             2,407                114
                                                                                           -------------      -------------

   Decrease in cash and cash equivalents                                                          (920)            (3,649)

Cash and cash equivalents at beginning of period                                                  1,159              3,665
                                                                                           -------------      -------------

Cash and cash equivalents at end of period                                              $           239    $            16
                                                                                           -------------      -------------
                                                                                           -------------      -------------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              TRIMARK HOLDINGS, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY:

The consolidated financial statements of Trimark Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes filed with the Form 10-K for the year ended June 30, 1998. Significant accounting policies used by the Company are summarized in Note 2 to the June 30, 1998 financial statements.

In the opinion of management, all adjustments required for a fair presentation of the financial position as of December 31, 1998 and the results of operations and cash flows for the periods ended December 31, 1998 and December 31, 1997 have been made and all adjustments were of a normal and recurring nature. Operating results for the six and three month periods are not necessarily indicative of the operating results for a full year.

NOTE 2 - FILM COSTS:

Film costs, net of amortization, consist of the following:

                                                                  December 31,                       June 30,
                                                                      1998                             1998
                                                           -------------------------        -------------------------
                                                                                (in thousands)
Released                                                                   $ 45,963                         $ 50,541
Completed not released                                                        2,563                            3,419
In process and development                                                   15,000                           11,104
                                                           -------------------------        -------------------------
                                                                           $ 63,526                         $ 65,064
                                                           -------------------------        -------------------------

NOTE 3 - COMMITMENTS & CONTINGENCIES:

The Company has entered into certain agreements which provide for royalty advances and promotional and advertising commitments totaling $3.2 million. If the conditions to these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to June 1999.

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the six month period for:

                                                                            December 31,
                                                                  1998                            1997
                                                           --------------------           --------------------
                                                                           (in thousands)
Interest                                                                $2,421                      $2,424
Income taxes                                                               131                         158

NOTE 5 - INCOME TAXES

The $240,000 tax benefit represents a tax receivable from a prior year return recognized in the six month period ended December 31, 1998.

NOTE 6 - NET EARNINGS (LOSS) PER COMMON SHARE:

Basic earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding during the respective periods. Fully diluted earnings per common share amounts are based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options when the effect of such conversions would have been dilutive to net earnings (loss) per share.

Prior period amounts have been restated to conform to SFAS No. 128. The table below presents a reconciliation of weighted average shares used in the calculation of basic and fully diluted net earnings (loss) per common share:

                                                                                Six months ended
                                                                                  December 31,
                                                                     1998                              1997
                                                           -------------------------        -------------------------
                                                                                (in thousands)
Basic shares weighted average of common shares
  outstanding                                                                 4,169                            4,183

Additional shares assuming conversions of stock
  options                                                                        --                               --

                                                           -------------------------        -------------------------
Fully diluted shares                                                          4,169                            4,183
                                                           -------------------------        -------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES:

                                                             Six months ended                       Three months ended
                                                               December 31,                            December 31,
                                                    -----------------------------------     -----------------------------------
                                                         1998                1997               1998                1997
                                                    ---------------     ---------------    ----------------    ---------------
                                                                                  (in thousands)
Domestic:
 Home video distribution                                   $29,024             $21,847             $15,380             $13,030
 Theatrical distribution                                       721               5,023                 180               4,999
 Television distribution                                     6,732               4,521               5,460               3,248
Foreign:
 All media                                                   9,804               6,154               5,882               1,709
                                                    ---------------     ---------------    ----------------     ---------------
                                                           $46,281             $37,545             $26,902             $22,986
                                                    ---------------     ---------------    ----------------     ---------------

Net revenues for the six months ended December 31, 1998 and for the quarter ended December 31, 1998 increased $8.7 million or 23% and $3.9 million or 17%, respectively, compared with the same periods in fiscal year 1998. The increase for the six month period was due to increases in net revenue from the home video, television and foreign markets of $7.2 million, $2.2 million, and $3.7 million, respectively, partially offset by a decrease in theatrical revenue of $4.3 million. The increase in domestic home video revenue was primarily due to increased distribution and emphasis on sell-through titles and DVD titles. Sell-through revenue increased due to the straight to video title "A Kid in Aladdin's Palace" without any comparable straight to sell-through release in the six months ended December 31, 1997. The Company also released twenty-seven (27) DVD titles during the six months ended December 31, 1998 without any DVD titles released in the same period in fiscal year 1998. Gross rental revenue also increased slightly, coupled with a decrease in video returns as a percentage of gross revenue from the previous year which contributed in the overall increase in net home video revenue. The increase in television revenue was primarily due to the availability of "Star Kid," "Eve's Bayou" and "Dentist 2" in the cable market during the six month period ended December 31, 1998. In contrast only the made for pay television film "Trucks" was released during the same period in fiscal year 1998. The increase in foreign distribution revenue was primarily due to the release of six (6) films in the foreign market for the six months ended December 31, 1998; in contrast, only three (3) films were released in the same period for fiscal year 1998. The decrease in theatrical distribution was due to the release of "Eve's Bayou" during the six month period ended December 31, 1997. No comparable title was released in the same period for fiscal year 1999.

The increase in net revenues for the quarter ended December 31, 1998 was due to increases in home video, television and foreign distribution of $2.3 million, $2.2 million and $4.2 million, respectively, partially offset by a $4.8 million decrease in theatrical revenue. The increase in home video revenue was primarily due to the release of fifteen (15) DVD titles in the second quarter of fiscal year 1999 as compared to no DVD titles during the same period in fiscal year 1998. The increase in television revenue was due to the aforementioned release of three (3) titles into the cable market in the second quarter as compared to only one title, "Trucks," based upon the short story by Stephen King, in the same period of fiscal year 1998. The increase in foreign revenue was primarily due to the release of three (3) titles in the foreign market during the second quarter of fiscal 1999 as compared to only one (1) during the same period in fiscal year 1998. The decrease in theatrical distribution of $4.8 million was due to the release of the film "Eve's Bayou" during the second quarter of fiscal year 1998 without any comparable release in the same period in fiscal year 1999.

The Company continues to focus its resources on producing and acquiring films with specialized theatrical potential and those that are made for initial release on network and cable television. See "Liquidity and Capital Resources."

The Company anticipates that the domestic home video market will continue to be extremely competitive.

GROSS PROFIT: Gross profit as a percentage of net revenues for the six month periods ended December 31, 1998 and 1997 was 20% and 10%, respectively, and for the quarters ended December 31, 1998 and 1997 was 18% and 0.2%, respectively.

The Company's gross profit for the six months ended December 31, 1998 increased $5.4 million or 148% compared with the same period in fiscal year 1998. The Company's gross profit for the quarter ended December 31, 1998 increased $4.8 million from the same quarter in fiscal 1998. The gross profit for the quarter ended December 31, 1997 included approximately $4.2 million in write downs to net realizable value of film inventory. These write downs primarily related to a charge associated with the lower than anticipated theatrical performance of "Star Kid" and a write down associated with management's decision to limit the theatrical release of "Chairman of the Board". There were no comparable write downs during the quarter ended December 31, 1998.

SELLING EXPENSES: For the six months ended December 31, 1998 selling expenses increased $157,000 or 4.4% compared with the same period in fiscal 1998. For the three months ended December 31, 1998 selling expenses increased $2,000 or 0.1%. The small increase reflects the sales of DVD titles released in fiscal year 1999 as compared to no releases in the same period in fiscal year 1998, offset by the theatrical wide release operations in fiscal year 1998, which did not exist in fiscal 1999.

GENERAL AND ADMINISTRATIVE EXPENSES: For the six months ended December 31, 1998 general and administrative expenses increased $205,000 or 8.0% compared with the same period in fiscal 1998. For the three months ended December 31, 1998, general and administrative expenses increased $242,000 or 19.0% compared with the same period in fiscal year 1998. The six month and three month period increase in general and administrative expenses in fiscal 1999 as compared to fiscal 1998 resulted from an increase in consulting and accounting fees.

BAD DEBT EXPENSE: Bad debt expense for the six months ended December 31, 1998 decreased $489,000 or 330.0% compared with the same period in fiscal 1998. For the three months ended December 31, 1998, bad debt expense increased $121,000 or 550.0% compared to the same period in fiscal year 1998. Bad debt expense primarily represents reserves taken against domestic video and foreign sales. The decrease was primarily due to $355,000 in collections on past due video receipts and the remaining balance in collections on international receipts which were all previously reserved for.

INTEREST EXPENSE: Interest expense for the six month period ended December 31, 1998 increased $61,000 or 2.9% compared with the same period in fiscal year 1998. Interest expense for the quarter ended December 31, 1998 decreased $107,000 or 9.3% compared with the same period in fiscal 1998. The decrease in interest expense in the second quarter was primarily due to lower interest rates as the average borrowing level was the same from the prior year. As of December 31, 1998, there was $59.7 million outstanding under the credit facility. The Company expects to use excess cash flow generated by theatrical and library product to decrease current debt levels. See "Liquidity and Capital Resources."

NET EARNINGS (LOSS): The Company's net earnings for the six and three months ended December 31, 1998 increased $5.6 million and $4.5 million respectively compared with the same periods in fiscal 1998. The increase in earnings during fiscal year 1999 as compared to the prior year is primarily due to the $4.2 million write down in net realizable value of film inventory during the six and three month periods ended December 31, 1997. In contrast, no comparable write downs were taken in the same period in fiscal 1999. Other factors include the decrease in bad debt expense and the income tax refund from a prior year partially offset by the increase in interest, selling and general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash generated by operations and borrowings under its credit facility to finance its operations. The Company's cash flows from operating, investing and financing activities for the six months ended December 31, 1998 and 1997 were as follows:

                                                               Six Months Ended
                                                                 December 31,
                                                   ------------------------------------------
                                                         1998                    1997
                                                   ------------------     -------------------
                                                                (in thousands)
   Net cash used by operating activities                   ($ 3,207)               ($ 3,583)
   Net cash used by investing activities                       (120)                   (180)
   Net cash provided by financing activities                   2,407                     114

Cash used by operations decreased by $376,000 for the six month period ended December 31, 1998 compared to the same period in fiscal 1998. The only significant changes from the prior period were the increase in net earnings of $5.6 million offset by the increase in the change of accounts receivable by $8.1 million and the decrease in the change of additions to film costs of $3.3 million. The $21.2 million addition to film costs was primarily used for the production and acquisition of new product with approximately $4.4 million used for prints and advertising costs on the specialized theatrical releases of "Billy's Hollywood Screen Kiss," "Cube," "Slam" and "Another Day in Paradise."

Two principal factors have increased the length of time from investment in film costs to recoupment, which generally has increased the Company's cash requirements. The first factor is the terms of the Company's current credit facility entered into in December 1996, as amended December 31, 1998. Under the current credit facility, described below, the Company directly pays production costs that generally were previously paid by off balance sheet production company financing. This change in financing has accelerated certain film acquisition payments that were previously made at the time of film delivery and are now made periodically throughout the production process. The production process often takes from nine months to a year or more. Commitments to purchase films from production companies upon delivery are included in contingent contractual obligations. The second factor that has increased the length of time from investment in film costs to recoupment is increased theatrical distribution activity. Theatrical films generally require significant marketing expenditures for prints and advertising which are capitalized as film costs. Theatrical marketing campaigns begin well in advance of the theatrical release to generate the maximum level of awareness for the film. The opening date must be carefully selected and is often changed to address competition, screen availability and other factors. In addition, the decision to release a film theatrically is often not made until a theatrical test is conducted which can take several months. The home video release and other ancillary market revenues are also not realized for several months to years after the theatrical release. For further information see "Results of Operations."

Investing activities for the six months ended December 31, 1998 and 1997 have primarily consisted of expenditures on production equipment improvements.

Financing activities, consisting primarily of borrowings under the Company's credit facility, were greater in the six months ended December 31, 1998 than for the six months ended December 31, 1997, primarily as the result of motion picture production, acquisition and distribution expenditures exceeding operating cash inflows. The Company's cash requirements vary in part with the size and timing of production advances and minimum guarantee payments along with the timing of its theatrical, home video, television and international releases. In the six months ended December 31, 1998 and 1997, the principal sources of funds have been provided by the Company's credit facility and available cash.

On December 20, 1996, the Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., entered into a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank which replaced a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank. The credit facility expires December 19, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the Borrowing Base which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.25% above Chase Manhattan's prime rate or 2.25% above Chase Manhattan's London Interbank Market for Eurodollars for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.375% per annum. As of December 31, 1998 there was $59.7 million outstanding under the credit facility. The Company expects to use excess cash flow generated by theatrical and library product to decrease current borrowing levels. The credit agreement contains various financial and other covenants to which the Company must adhere. These covenants, among other things, require the maintenance of minimum net worth and various financial ratios which are reported to the bank on a quarterly basis and include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, affiliate transactions and the use of proceeds. In relation to management's strategic review and release schedule described below, the Company amended the current credit agreement as of December 31, 1998. The amended agreement provides for less stringent minimum net worth ratios. In consideration for the adjustment of these ratios, the amended credit facility reduces the borrowing limits over the remaining life of the credit facility. For the quarter ending March 31, 1999, the amended borrowing limit will be $60 million. By January 31, 2000, the borrowing limit is reduced to $50 million and by June 30, 2000 is reduced to $40 million. The amendments to the debt covenants and borrowing limits were structured to incorporate the Company's overall strategy and presently planned productions, acquisitions, distribution, and overhead expenditures. The Company is in compliance with all debt covenants as of December 31, 1998.

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

In the domestic specialized theatrical market the Company plans to release five (5) to seven (7) motion pictures in fiscal 1999(of which four (4) were released in the first six months of fiscal 1999). Furthermore, the Company plans to release approximately thirty-five (35) motion pictures into the domestic home video rental market (of which twenty (20) were released in the first six months of fiscal 1999) and to continue to expand distribution in the sell-through market. The Company intends to distribute four (4) to six
(6) films and "movies of the week" which will premier on major cable networks or broadcast stations. Also in fiscal 1999 the Company plans to release approximately seven (7) to nine (9) motion pictures initially into international distribution (of which three (3) were released in the first six months of the fiscal year).

Technicolor Videocassette, Inc. currently serves as the Company's video cassette duplicator and fulfillment contractor. Technicolor Videocassette, Inc. has a general lien on all of the Company's materials and products in its possession.

The Company is currently authorized to spend up to $150,000 in fiscal 1999 to purchase shares of its outstanding common stock in the open market or otherwise. The amended debt covenant at December 31, 1998 limits the purchase of outstanding common stock to $50,000 per fiscal year. During the first quarter of the fiscal year, the Company purchased 13,215 shares at an average price of $2.39 per share. No shares were purchased during the second quarter of the fiscal year.

As previously announced by the Company, a hearing was held on October 16, 1998 with a panel authorized by the National Association of Securities Dealers Inc. Board of Governors regarding the public float requirements of the Company's common stock and its continued listing on the NASDAQ National Market. On November 16, 1998, the panel determined to move the listing of the Company's common stock from the NASDAQ National Market to the NASDAQ Small Cap Market.

IMPACT OF YEAR 2000. The Company is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Management completed a review of all significant software and equipment used in the Company's operations and, to the extent practical, in the operations of its key business partners, in order to determine if any year 2000 risks exist that may be material to the Company as a whole. The Company estimates that repairing all time sensitive hardware and software will cost the Company approximately $240,000. As of the six months ending December 31, 1998, the Company has purchased approximately $85,000 in new computer hardware through its normal upgrading of old computer hardware as well as a direct result of year 2000 issues. The Company also entered into a licensing agreement on February 6, 1999 for the implementation of a new general ledger software system. The Company anticipates the system to be fully operational by July 1, 1999. If the Company, its customers or vendors are unable to resolve the year 2000 processing issues in a timely manner, it could result in a material financial risk. Accordingly, management plans to devote the resources it concludes are appropriate to resolve all significant year 2000 issues in a timely manner; and as such, the Company has not developed a year 2000 contingency plan.

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

                            PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1998 annual meeting of stockholders of the Company occurred on November 19, 1998. The following matters were voted upon at the meeting: the election as directors of the Company of each of Mark Amin, Gordon Stulberg, Matthew H. Saver, Tofigh Shirazi and Roger A. Burlage; and the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company. The results of the voting were as follows:


MATTER VOTED                      VOTES FOR       VOTES AGAINST          ABSTAINED          BROKER
------------                      ---------       -------------          ---------          ------
Election of Mark Amin             2,164,424            2,000                --                 --

Election of Gordon Stulberg       2,164,424            2,000                --                 --

Election of Matthew H. Saver      2,164,424            2,000                --                 --

Election of Tofigh Shirazi        2,164,424            2,000                --                 --

Election of Roger A. Burlage      2,164,424            2,000                --                 --

Ratification of                   2,164,424            1,450                 6                 --
PricewaterhouseCoopers LLP

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

Exhibit No                                      Description
----------     --------------------------------------------------------------------------------------------
10.87          Amendment dated November 20, 1998 to August 8, 1992 Non-Qualified Stock Option Agreement
               between the Company and Tim Swain

10.88          Amendment dated November 20, 1998 to January 14, 1992 Non-Qualified Stock Option Agreement
               between the Company and Tim Swain

10.89          Amendment dated November 20, 1998 to March 31, 1994 Non-Qualified Stock Option Agreement
               between the Company and Tim Swain

10.90          Amendment dated November 20, 1998 to July 2, 1996 Non-Qualified Stock Option Agreement
               between the Company and Tim Swain

10.91          Amendment dated November 20, 1998 to July 2, 1996 Non-Qualified Stock Option Agreement
               between the Company and Tim Swain

10.92          Amendment dated November 20, 1998 to January 20, 1993 Non-Qualified Stock Option Agreement
               between the Company and Cami Winikoff

10.93          Amendment dated November 20, 1998 to January 30, 1996 Non-Qualified Stock Option Agreement
               between the Company and Cami Winikoff

10.94          Amendment dated November 20, 1998 to January 30, 1996 Non-Qualified Stock Option Agreement
               between the Company and Cami Winikoff

10.95          Amendment dated November 20, 1998 to February 27, 1997 Non-Qualified Stock Option
               Agreement between the Company and Cami Winikoff

10.96          Letter Amendment dated August 14, 1998 and November 27, 1998 between the Company and Sam
               Pirnazar

10.97          Amendment dated December 31, 1998 to the Credit, Security, Guaranty and Pledge Agreement
               between the Company and The Chase Manhattan Bank, as Administrative Agent and Fronting Bank

27             Financial Data Schedule.

         (b)      Reports on form 8-K:

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TRIMARK HOLDINGS, INC.



                               By: /s/ Jeff Gonzalez
                                   -----------------------------------
                                   Jeff Gonzalez
                                   Chief Financial Officer
                                   (Principal Financial
                                   Officer and authorized to sign
                                   on behalf of the Registrant)


Date: February 16, 1999
      -------------------

                                                  INDEX TO EXHIBITS

Exhibit No                           Description                                        Method of Filing
----------                --------------------------------------------------------      -----------------------------
10.87                     Amendment dated November 20, 1998 to August 8, 1992           filed herewith electronically
                          Non-Qualified Stock Option Agreement between the Company
                          and Tim Swain

10.88                     Amendment dated November 20, 1998 to January 14, 1992         filed herewith electronically
                          Non-Qualified Stock Option Agreement between the Company
                          and Tim Swain

10.89                     Amendment dated November 20, 1998 to March 31, 1994           filed herewith electronically
                          Non-Qualified Stock Option Agreement between the Company
                          and Tim Swain

10.90                     Amendment dated November 20, 1998 to July 2, 1996             filed herewith electronically
                          Non-Qualified Stock Option Agreement between the Company
                          and Tim Swain

10.91                     Amendment dated November 20, 1998 to July 2, 1996             filed herewith electronically
                          Non-Qualified Stock Option Agreement between the Company
                          and Tim Swain

10.92                     Amendment dated November 20, 1998 to January 20, 1993         filed herewith electronically
                          Non-Qualified Stock Option Agreement between the Company
                          and Cami Winikoff

10.93                     Amendment dated November 20, 1998 to January 30, 1996         filed herewith electronically
                          Non-Qualified Stock Option Agreement between the Company
                          and Cami Winikoff

10.94                     Amendment dated November 20, 1998 to January 30, 1996         filed herewith electronically
                          Non-Qualified Stock Option Agreement between the Company
                          and Cami Winikoff

10.95                     Amendment dated November 20, 1998 to February 27, 1997        filed herewith electronically
                          Non-Qualified Stock Option Agreement between the Company
                          and Cami Winikoff

10.96                     Letter Amendment dated August 14, 1998 and November 27,       filed herewith electronically
                          1998 between the Company and Sam Pirnazar

Exhibit No                           Description                                        Method of Filing
----------                --------------------------------------------------------      -----------------------------
10.97                     Amendment dated December 31, 1998 to the Credit, Security,    filed herewith electronically
                          Guaranty and Pledge Agreement between the Company and The
                          Chase Manhattan Bank, as Administrative Agent and Fronting
                          Bank

27                        Financial Data Schedule.                                      filed herewith electronically