Form 10-Q
period 1999-03-31
TRIMARK HOLDINGS INC
filed 1999-05-17
CIK 863896

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 1999 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to __________________

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

As of May 13, 1999, 4,599,077 shares of Trimark Holdings, Inc. common stock were outstanding, excluding shares held by Trimark Holdings, Inc. as treasury stock.

                             TRIMARK HOLDINGS, INC.

                                     INDEX

                                                                                               Page No.
Part I.     Financial Information

            Item 1.  Financial Statements:

            Consolidated Balance Sheets at March 31, 1999 and June 30, 1998                         3

            Consolidated Statements of Operations - Nine months and three months ended
                March 31, 1999 and 1998                                                             4

            Consolidated Statements of Cash Flows - Nine months ended March 31, 1999 and
                1998                                                                                5

            Notes to Consolidated Financial Statements                                            6-8

            Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                       9-17

            Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    17

Part II.    Other Information

            Item 2.  Changes in Securities and Use of Proceeds                                     18

            Item 5.  Other Information                                                             18

            Item 6.  Exhibits and Reports on Form 8-K                                           19-93

                              TRIMARK HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                     (Dollars in Thousands, Except Share Data)

                                                                                          March 31,            June 30,
                                                                                            1999                1998
                                                                                        ------------          ----------
                                                                                         (Unaudited)
                           Assets
                           ------
Cash and cash equivalents                                                                $     1,442          $    1,159
Accounts receivable, less allowances of
   $5,938 and $6,005, respectively                                                            18,772              16,568
Film costs, net (Note 2)                                                                      62,491              65,064
Deferred marketing costs                                                                       1,129               1,963
Inventories, net                                                                               1,521               1,190
Investments                                                                                    5,420                  --
Property and equipment at cost, less accumulated
   depreciation of $2,759 and $2,433 respectively                                                602                 741
Due from officers                                                                                793                 780
Other assets                                                                                   1,460               1,755
                                                                                         -----------          ----------
                                                                                         $    93,630          $   89,220
                                                                                         ===========          ==========

                Liabilities and Stockholders' Equity
                ------------------------------------
Revolving line of credit                                                                 $    53,330          $   57,250
Accounts payable and accrued expenses                                                          5,660               8,060
Minimum guarantees and royalties payable                                                      13,307               7,623
Deferred income                                                                                3,240               1,100
Income taxes payable                                                                              49                  43
                                                                                         -----------          ----------
          Total liabilities                                                                   75,586              74,076
                                                                                         -----------          ----------
Stockholders' equity:
   Common stock, $.001 par value.  Authorized
     20,000,000 shares; 5,564,492 shares issued
     at March 31, 1999 and 5,134,827                                                               6                   5
     shares issued at June 30, 1998
   Additional paid in capital                                                                 18,601              15,588
   Preferred stock, $.01 par value.  Authorized
     2,000,000 shares; no shares issued and
     outstanding                                                                                  --                  --
   Retained earnings                                                                           1,415               3,981
   Accumulated comprehensive income                                                            2,485                  --
   Less treasury shares, at cost - 965,415 shares
     and 952,200 shares                                                                       (4,463)             (4,430)
                                                                                         -----------          ----------
          Stockholders' equity                                                                18,044              15,144
                                                                                         -----------          ----------
                                                                                         $    93,630          $   89,220
                                                                                         ===========          ==========

        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            TRIMARK HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

            (Dollars in Thousands, Except earnings (loss) Per Share)

                                                                          Nine Months Ended             Three Months Ended
                                                                              March 31,                     March 31,
                                                                       -------------------------     -------------------------
                                                                         1999            1998          1999            1998
                                                                       ----------      ---------     ---------       ---------
                                                                                            (Unaudited)
Net revenues                                                           $   66,270      $  62,163     $  19,989       $  24,618
Film costs and distribution expenses                                       56,611         53,200        19,323          19,284
                                                                       ----------      ---------     ---------       ---------
        Gross Profit                                                        9,659          8,963           666           5,334
                                                                       ----------      ---------     ---------       ---------
Operating expenses:
   Selling                                                                  5,555          5,536         1,867           2,005
   General and administrative                                               4,106          3,660         1,434           1,193
   Bad debt                                                                  (162)         1,000           179             852
                                                                       ----------      ---------     ---------       ---------
                                                                            9,499         10,196         3,480           4,050
                                                                       ----------      ---------     ---------       ---------
        Operating earnings (loss)                                             160         (1,233)       (2,814)          1,284

Other (income) expenses:
   Interest expense                                                         3,023          3,257           871           1,166
   Interest and investment income                                             (57)          (115)          (40)            (35)
                                                                       ----------      ---------     ---------       ---------
                                                                            2,966          3,142           831           1,131
                                                                       ----------      ---------     ---------       ---------
        Earnings (loss) before income taxes                                (2,806)        (4,375)       (3,645)            153
Income taxes (Note 5)                                                        (240)            --            --              --
                                                                       ----------      ---------     ---------       ---------
          Net earnings (loss)                                          $   (2,566)     $  (4,375)    $  (3,645)      $     153
                                                                       ----------      ---------     ---------       ---------
Other comprehensive income, net of tax (Note 6)                             2,485             --         2,485              --
                                                                       ----------      ---------     ---------       ---------
Comprehensive income                                                          (81)        (4,375)       (1,160)            153
                                                                       ==========      =========     =========       =========
     Weighted average number of common shares
        basic and fully diluted (Note 7)                                    4,341          4,183         4,341           4,183
                                                                       ==========      =========     =========       =========
     Net earnings (loss) per common share
        basic and fully diluted (Note 7)                               $   (0.59)      $   (1.05)    $   (0.84)      $    0.04
                                                                       ==========      =========     =========       =========

        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                TRIMARK HOLDINGS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Dollars in Thousands)

                                                                                              Nine Months Ended
                                                                                                  March 31,
                                                                                           1999                  1998
                                                                                         ---------            -----------
                                                                                                  (Unaudited)
Operating activities:
   Net earnings (loss)                                                                  $   (2,566)            $  (4,375)
   Adjustments to reconcile net earnings (loss) to
     Net cash used by operating activities:
       Film amortization                                                                    35,231                37,304
       Depreciation and other amortization                                                     326                   276
       Provision for returns and bad debt                                                      (67)                2,048
       Provision for inventory obsolescence                                                   (268)                    3
       Change in operating assets and liabilities:
          Increase in accounts receivable                                                   (2,137)               (3,637)
          Additions to film costs                                                          (32,658)              (42,072)
          Decrease (increase) in deferred marketing costs                                      834                  (248)
          Increase in inventories                                                              (63)                 (251)
          Increase in notes receivable from officers                                           (13)                 (319)
          Decrease in other assets                                                             295                    16
          (Decrease) increase in accounts payable and
            accrued expenses                                                                (2,400)                3,294
          Increase in minimum guarantees and
            royalties payable                                                                5,684                 2,422
          Increase (decrease) in income taxes payable                                            6                   (22)
          Increase (decrease) in deferred income                                             2,140                   (17)
                                                                                        ----------             ---------
            Net cash provided (used) by operating activities                                 4,344                (5,578)
                                                                                        ----------             ---------
Investing activities:
   Acquisition of property and equipment                                                      (187)                 (258)
                                                                                        ----------             ---------
            Net cash used by investing activities                                             (187)                 (258)
                                                                                        ----------             ---------
Financing activities:
  Net (decrease) increase in revolving line of credit                                       (3,920)                4,050
  Exercise of stock options                                                                     79                   114
  Purchase of treasury stock                                                                   (33)                   --
                                                                                        ----------             ---------
            Net cash (used) provided by financing activities                                (3,874)                4,164
                                                                                        ----------             ---------
   Increase (decrease) in cash and cash equivalents                                            283                (1,672)
Cash and cash equivalents at beginning of period                                             1,159                 3,665
                                                                                        ----------             ---------
Cash and cash equivalents at end of period                                              $    1,442             $   1,993
                                                                                        ==========             =========

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

In the opinion of management, all adjustments required for a fair presentation of the financial position as of March 31, 1999 and the results of operations and cash flows for the periods ended March 31, 1999 and March 31, 1998 have been made and all adjustments were of a normal and recurring nature. Operating results for the nine and three month periods are not necessarily indicative of the operating results for a full year.

NOTE 2 - FILM COSTS:

Film costs, net of amortization, consist of the following:

                                                                March 31,                 June 30,
                                                                  1999                      1998
                                                              -------------             -------------
                                                                           (in thousands)
Released                                                         $ 35,695                  $ 50,541
Completed not released                                              7,621                     3,419
In process and development                                         19,175                    11,104
                                                              --------------            -------------
                                                                 $ 62,491                  $ 65,064
                                                              --------------            -------------

NOTE 3 - COMMITMENTS & CONTINGENCIES:

The Company has entered into certain agreements, which provide for royalty advances and promotional and advertising commitments totaling $7.5 million. If the conditions to these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to November 1999.

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the nine month period for:

                                                                   March 31,
                                                        1999                        1998
                                                   -------------                -------------
                                                                (in thousands)
Interest                                                $3,438                      $3,662
Income taxes                                               155                         279

NOTE 5 - INCOME TAXES

The $240,000 tax benefit represents a tax receivable from a prior year return recognized in the nine month period ended March 31, 1999.

NOTE 6 - OTHER COMPREHENSIVE INCOME

The $2,485,000 other comprehensive income, net of tax, represents the unrealized gain on investment in broadcast.com common stock.

NOTE 7 - NET EARNINGS (LOSS) PER COMMON SHARE:

Basic earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding during the respective periods. There is no assumed conversion of stock options for the nine months ended March 31, 1999 and 1998 as the effect would be anti-dilutive. Fully diluted earnings per common share amounts are based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options when the effect of such conversions would have been diluted to net earnings (loss).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES:

                                                            Nine months ended                       Three months ended
                                                                March 31,                               March 31,
                                                    -----------------------------------    -----------------------------------
                                                         1999                1998               1999                1998
                                                    ---------------     ---------------    ----------------    ---------------
                                                                                  (in thousands)
Domestic:
 Home video distribution                                $42,256             $37,019             $13,232             $15,172
 Theatrical distribution                                    857               7,687                 136               2,664
 Television distribution                                 10,397               7,743               3,665               3,222
Foreign:
 All media                                               12,760               9,714               2,956               3,560
                                                    ---------------     ---------------    ----------------     ---------------
                                                        $66,270             $62,163             $19,989             $24,618
                                                    ---------------     ---------------    ----------------     ---------------

Net revenue for the nine months ended March 31, 1999 increased $4.1 million or 7% compared with the same period in fiscal year 1998. Net revenue for the quarter ended March 31, 1999 decreased $4.6 million or 19% compared with the same period in fiscal year 1998. The increase for the nine month period was due to increases in net revenue from the home video, television and foreign markets of $5.2 million, $2.7 million, and $3 million, respectively, partially offset by a decrease in theatrical revenue of $6.8 million. The increase in domestic home video revenue was primarily due to increased distribution and emphasis on sell-through titles and DVD titles. Sell-through revenue increased due to the straight to video title "A Kid in Aladdin's Palace" without any comparable straight to sell-through release in the nine months ended March 31, 1998. The Company also released forty two (42) DVD titles during the nine months ended March 31, 1999 as compared to the release of only one (1) title in the same period in fiscal year 1998. The overall home video revenue increase was partially offset by a decrease in gross home video rental revenue due to the release of "Eve's Bayou" in the third quarter of fiscal year 1998. The increase in television revenue was primarily due to the availability of "Star Kid," "Eve's Bayou" and "The Dentist 2" in the cable market and "Ground Control" in the network television market during the nine month period ended March 31, 1999. In contrast, only the made for pay television film "Trucks" and the theatrically released "Meet Wally Sparks" were released during the same period in fiscal year 1998. The increase in foreign distribution revenue was primarily due to the release of seven (7) films in the foreign market including "Eve's Bayou" in many major foreign territories for the nine months ended March 31, 1999; in contrast, six (6) films were released in the same period for fiscal year 1998 and none with the commercial success of "Eve's Bayou". The decrease in theatrical distribution was due to the release of "Eve's Bayou" during the nine month period ended March 31, 1998. No comparable title was released in the same period for fiscal year 1999.

The decrease in net revenues for the quarter ended March 31, 1999 was primarily due to decreases in home video and theatrical distribution of $1.9 million and $2.5 million, respectively. The decrease in home video revenue was primarily due to the release of the theatrical film "Eve's Bayou" in the third quarter of fiscal year 1998 with no comparable release in the same period in fiscal year 1999. The decrease in theatrical revenue was due to the wide theatrical release of "Star Kid" in January 1998; in contrast, there were no wide theatrical releases in the third quarter of fiscal year 1999.

The Company continues to focus its resources on producing and acquiring films with specialized theatrical potential and those that are made for initial release on network and cable television. See "Liquidity and Capital Resources."

The Company anticipates that the domestic home video market will continue to be extremely competitive.

The Company recently announced a multi year agreement with NBC Enterprises in which the Company will distribute in retail certain NBC Home Video entertainment titles.

GROSS PROFIT: Gross profit as a percentage of net revenues for the nine month periods ended March 31, 1999 and 1998 was 14.6% and 14.4%, respectively, and for the quarters ended March 31, 1999 and 1998 was 3.3% and 21.7%, respectively.

The Company's gross profit for the nine months ended March 31, 1999 increased $696,000 or 8% compared with the same period in fiscal year 1998. The Company's gross profit for the quarter ended March 31, 1999 decreased $4.7 million or 88% from the same quarter in fiscal 1998. The gross profit for the quarter ended March 31, 1999 included approximately $4.9 million in write downs to net realizable value of film inventory. These write downs primarily related to a charge associated with the lower than anticipated video sell-through performance of "Chairman of the Board" and a write down associated with management's decision to limit the marketing campaign on the video sell-through release of "Star Kid". There were no comparable write downs during the quarter ended March 31, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES: For the nine months ended March 31, 1999, general and administrative expenses increased $446,000 or 12.2% compared with the same period in fiscal 1998. For the three months ended March 31, 1999, general and administrative expenses increased $241,000 or 20.2% compared with the same period in fiscal year 1998. The nine month and three month period increase in general and administrative expenses in fiscal 1999 as compared to fiscal 1998 resulted from increases in medical benefits and consulting and accounting fees.

BAD DEBT EXPENSE: Bad debt expense for the nine months ended March 31, 1999 decreased $1,162,000 or 116% compared with the same period in fiscal 1998. For the three months ended March 31, 1999, bad debt expense decreased $673,000 or 79% compared to the same period in fiscal year 1998. Bad debt expense primarily represents reserves taken against domestic video and foreign sales. The decrease was partially due to $355,000 in collections on past due video and international receipts. The Company also took $852,000 in reserves during the third quarter of fiscal year 1998 due to the Asian currency crisis. No comparable reserves were taken during the most recent fiscal quarter.

INTEREST EXPENSE: Interest expense for the nine month period ended March 31, 1999 decreased $234,000 or 7.2% compared with the same period in fiscal year 1998. Interest expense for the quarter ended March 31, 1999 decreased $295,000 or 25.3% compared with the same period in fiscal 1998. The decrease in interest expense in the third quarter of fiscal 1999 was primarily due to a lower average borrowing level from the same period in fiscal 1998. As of March 31, 1999, there was $53.3 million outstanding under the credit facility. The Company expects to use excess cash flow generated by theatrical and library product to decrease current debt levels. See "Liquidity and Capital Resources."

NET EARNINGS (LOSS): The Company's net loss for the nine months ended March 31, 1999 decreased $1.8 million and increased $3.8 million for the three months ended March 31, 1999 as compared with the same periods in fiscal 1998. The decrease in net loss during the nine month period ended March 31, 1999 as compared to the prior year is primarily due to the $696,000 increase in gross profits coupled with the $1.2 million decrease in bad debt. The decrease in the quarterly earnings compared to the prior year was a result of the $4.9 million film inventory write down taken in the third quarter of 1999 without any comparable write down in the same period of fiscal 1998. This was partially offset by decreases in operating and other expenses in the most recent quarter.

OTHER COMPREHENSIVE INCOME: Pursuant to an agreement reached on February 22, 1999, the Company exchanged 412,363 of its shares; or 9% of its outstanding shares, for 45,858 shares of broadcast.com. See Part II, Item 2 herein. The resulting other comprehensive income reported in the third quarter of 1999 represents the unrealized gain, net of taxes, on the broadcast.com shares based on the market price of the shares on March 31, 1999. As a result of this new business venture, the Company and broadcast.com will work together to distribute movies on the internet under a variety of new revenue models including pay-per-view, electronic commerce, integrated advertising, personalized marketing and user interactive content. Under this agreement, which terminates on January 31, 2001 unless extended, the Company will use its best efforts on future titles to give broadcast.com streaming rights or in certain circumstances rights of first refusal in connection therewith.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash generated by operations and borrowings under its credit facility to finance its operations. The Company's cash flows from operating, investing and financing activities for the nine months ended March 31, 1999 and 1998 were as follows:

                                                                                    Nine Months Ended
                                                                                        March 31,
                                                                           ------------------------------------
                                                                                1999                1998
                                                                           ----------------    ----------------
                                                                                     (in thousands)
    Net cash provided (used) by operating activities                            $ 4,344              $ (5,578)
    Net cash used by investing activities                                          (187)                 (258)
    Net cash (used) provided by financing activities                             (3,874)                4,164

Cash provided by operations increased by $9.9 million for the nine month period ended March 31, 1999 compared to the same period in fiscal 1998. The most significant change from the prior period was the decrease in additions to film costs of $9.4 million. The decrease was primarily due to the wide theatrical release of "Star Kid", in January 1998. There were no comparable or wide theatrical releases in the nine months ended March 31, 1999. The
$32.7 million addition to film costs was primarily used for the production and acquisition of new product with approximately $4.7 million used for prints and advertising costs on the specialized theatrical releases of "Billy's Hollywood Screen Kiss," "Cube," "Slam" and "Another Day in Paradise."

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

Investing activities for the nine months ended March 31, 1999 and 1998 have primarily consisted of expenditures on production equipment improvements and computer hardware and software.

Financing activities, consisting primarily of borrowings under the Company's credit facility, decreased in the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998, primarily as the result of the increase in operating cash flows. The Company is no longer financing the prints and advertising costs associated with wide theatrical releases as in the prior year. The Company's cash requirements vary in part with the size and timing of production advances and minimum guarantee payments along with the timing of its theatrical, home video, television and international releases. In the nine months ended March 31, 1999 and 1998, the principal sources of funds have been provided by the Company's credit facility and available cash. During the three month period ended March 31, 1999, the outstanding debt balance has decreased $6.3 million or 11%.

On December 20, 1996, the Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., entered into a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank which replaced a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank. The credit facility expires December 19, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the Borrowing Base which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.25% above Chase Manhattan's prime rate or 2.25% above Chase Manhattan's London Interbank Market for Eurodollars for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.375% per annum. As of March 31, 1999 there was $53.3 million outstanding under the credit facility. The Company expects to use excess cash flow generated by theatrical and library product to decrease current borrowing levels. The credit agreement contains various financial and other covenants to which the Company must adhere. These covenants, among other things, require the maintenance of minimum net worth and various financial ratios which are reported to the bank on a quarterly basis and include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, affiliate transactions and the use of proceeds. In relation to management's strategic review and release schedule described below, the Company amended the current credit agreement as of December 31, 1998. The amended agreement provides for less stringent minimum net worth ratios. In consideration for the adjustment of these ratios, the amended credit facility reduces the borrowing limits over the remaining life of the credit facility.
For the quarter ended March 31, 1999, the amended borrowing limit was $60 million. By January 31, 2000, the borrowing limit is reduced to $50 million and by June 30, 2000 is reduced to $40 million. The amendments to the debt covenants and borrowing limits were structured to incorporate the Company's overall strategy and presently planned productions, acquisitions, distribution, and overhead expenditures. The Company is in compliance with all debt covenants as of March 31, 1999.

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

In the domestic specialized theatrical market, the Company plans to release five (5) to seven (7) motion pictures in fiscal 1999(of which four (4) were released in the first nine months of fiscal 1999). Furthermore, the Company plans to release approximately thirty-five (35) motion pictures into the domestic home video rental market (of which twenty four (24) were released in the first nine months of fiscal 1999) and to continue to expand distribution in the sell-through market. The Company intends to distribute four (4) to six
(6) films and "movies of the week" which will premiere on major cable networks or broadcast stations. Also in fiscal 1999, the Company plans to release approximately seven (7) to nine (9) motion pictures initially into international distribution (of which four (4) were released in the first nine months of the fiscal year).

Technicolor Videocassette, Inc. currently serves as the Company's video cassette duplicator and fulfillment contractor. Technicolor Videocassette, Inc. has a general lien on all of the Company's materials and products in its possession.

The Company is currently authorized to spend up to $150,000 in fiscal 1999 to purchase shares of its outstanding common stock in the open market or otherwise. The amended debt covenant at December 31, 1998 limits the purchase of outstanding common stock to $50,000 per fiscal year. During the first quarter of fiscal 1999, the Company purchased 13,215 shares at an average price of $2.39 per share. No shares were purchased during the third quarter of the fiscal year.

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

IMPACT OF YEAR 2000. The Company is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Management completed a review of all significant software and equipment used in the Company's operations and, to the extent practical, in the operations of its key business partners, in order to determine if any year 2000 risks exist that may be material to the Company as a whole. The Company estimates that repairing all time sensitive hardware and software will cost the Company approximately $240,000. As of the nine months ended March 31, 1999, the Company has purchased approximately $165,000 in new computer hardware and software through its normal upgrading of old computer hardware and software as well as a direct result of year 2000 issues. The Company also entered into a licensing agreement on February 6, 1999 for the implementation of a new general ledger software system. The Company anticipates the system to be fully operational by July 1, 1999. If the Company, its customers or vendors are unable to resolve the year 2000 processing issues in a timely manner, it could result in a material financial risk.

PROPERTIES. The Company leases its corporate office space in Santa Monica, California for a term of seven years expiring April 30, 1999. The Company negotiated an extension of its current lease until May 31, 1999 and is currently in negotiations to extend the lease term until August 1, 1999. In April 1999, the Company signed a ten (10) year lease agreement for new office space beginning August 1, 1999 at which time the Company will move its corporate offices to Marina del Rey, California. The Company believes the new rent and moving costs will not represent a material increase in the Company's expenses.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: changes in public tastes, industry trends and demographic changes, which may influence the distribution and exhibition of films in certain areas; public reaction to and acceptance of the Company's video, theatrical and television product, which will impact the Company's revenues; entertainment market, including competition from major motion picture studios, which may affect the Company's ability to generate revenues; reliance on management and key personnel; consolidation in the retail video industry; whether the Company's current strategy which includes theatrical releases of only specialized films and production and acquisition of made for television product is successful; new methods of distributing motion pictures; the potential success of its transaction with broadcast.com; the costs and risks associated with the year 2000 issue; and other factors referenced in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not consider that the potential loss of future earnings which could be caused by interest rate volatility would have a material impact on its financial position.

                       PART II. OTHER INFORMATION

ITEM 4.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 29, 1999, pursuant to the terms of a February 22, 1999 agreement between the Company and broadcast.com inc. to jointly market certain of the Company's movies by streaming them on the broadcast.com web site, the Company issued and sold to broadcast.com 412,363 shares of the Company's common stock in exchange for 45,858 shares of common stock of broadcast.com. The shares of common stock of the Company were issued pursuant to exemptions from registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Regulation D promulgated thereunder, on the basis that the transaction did not involve any public offering, and accordingly such shares were not registered under the Act and may not be offered or sold absent registration or an applicable exemption from registration requirements. The shares of broadcast.com issued to the Company are subject to the same restrictions.

ITEM 5.   OTHER INFORMATION

Roger A. Burlage recently resigned as a Director of the Company to become Chairman and Chief Executive Officer of The Harvey Entertainment Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:


Exhibit No                                          Description
----------        ----------------------------------------------------------------------------------
10.98             Non-Qualified Stock Option Agreement dated February 2, 1999 between the Company and Cami Winikoff

10.99             Employment Agreement dated February 1, 1999 between Trimark Pictures, Inc.
                  and Cami Winikoff

10.100            Trimark Holdings, Inc. 1999 Directors' Option Plan

10.101            Non-Qualified Stock Option Certificate dated January 8, 1999 between the Company and
                  Gordon Stulberg

10.102            Non-Qualified Stock Option Certificate dated January 8, 1999 between the Company and
                  Matthew H. Saver

10.103            Non-Qualified Stock Option Certificate dated January 8, 1999 between the Company and
                  Tofigh Shirazi

10.104            Non-Qualified Stock Option Certificate dated January 8, 1999 between the Company and Roger Burlage

10.105            Agreement dated February 22, 1999 among broadcast.com inc., the Company, Trimark
                  Pictures, Inc., Trimark Television, Inc. and Trimark Music, and amendment thereto dated March 15, 1999 (as indicated by asterisk, portions of the February 22, 1999 agreement have been redacted pursuant to a confidentiality request)

10.106            Waiver letter dated as of March 15, 1999 regarding the Credit, Security, Guaranty and
                  Pledge Agreement dated as of December 20, 1996, as amended, among Trimark Pictures, Inc.,
                  Trimark Television, Inc., the Guarantors referred to therein, the Lenders referred to therein, and The Chase Manhattan Bank, as Administrative Agent and Fronting Bank

27                Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  On March 5, 1999, the Company filed a Report on Form 8-K, under item 5 thereof, regarding its agreement with broadcast.com inc. The date of the report (date of earliest event reported) was February 22, 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRIMARK HOLDINGS, INC.


                                           By: /s/ Jeff Gonzalez
                                               -----------------------------
                                               Jeff Gonzalez
                                               Chief Financial Officer
                                               (Principal Financial
                                               Officer and authorized to sign
                                                on behalf of the Registrant)

Date: May 17, 1999

                                  INDEX TO EXHIBITS

EXHIBIT NO                 DESCRIPTION                     METHOD OF FILING
----------                 -----------                     ----------------
10.98           Non-Qualified Stock Option Agreement       Filed herewith
                dated February 2, 1999 between the         electronically
                Company and Cami Winikoff

10.99           Employment Agreement dated February 1,     Filed herewith
                1999 between Trimark Pictures, Inc. and    electronically
                Cami Winikoff

10.100          Trimark Holdings, Inc. 1999 Directors'     Filed herewith
                Option Plan                                electronically

10.101          Non-Qualified Stock Option Certificate     Filed herewith
                dated January 8, 1999 between the          electronically
                Company and Gordon Stulberg

10.102          Non-Qualified Stock Option Certificate     Filed herewith
                dated January 8, 1999 between the          electronically
                Company and Matthew H. Saver

10.103          Non-Qualified Stock Option Certificate     Filed herewith
                dated January 8, 1999 between the          electronically
                Company and Tofigh Shirazi

10.104          Non-Qualified Stock Option Certificate     Filed herewith
                dated January 8, 1999 between the          electronically
                Company and Roger Burlage

10.105          Agreement dated February 22, 1999 among    Filed herewith
                broadcast.com inc., the Company, Trimark   electronically
                Pictures, Inc., Trimark Television, Inc.
                and Trimark Music, and amendment thereto
                dated March 15, 1999 (as indicated by
                asterisk, portions of the February 22,
                1999 agreement have been redacted
                pursuant to a confidentiality request)

EXHIBIT NO                 DESCRIPTION                     METHOD OF FILING
----------                 -----------                     ----------------
10.106          Waiver letter dated as of March 15, 1999   Filed herewith
                regarding the Credit, Security, Guaranty   electronically
                and Pledge Agreement dated as of
                December 20, 1996, as amended, among
                Trimark Pictures, Inc., Trimark
                Television, Inc., the Guarantors
                referred to therein, the Lenders
                referred to therein, and The Chase
                Manhattan Bank, as Administrative Agent
                and Fronting Bank

                Financial Data Schedule.                   filed herewith
27                                                         electronically
