Form 10-K
period 1999-06-30
TRIMARK HOLDINGS INC
filed 1999-09-29
CIK 863896

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended JUNE 30, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________ Commission file number: 0-18613

                             TRIMARK HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  95-4272695
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                 Identification Number)

        4553 GLENCOE AVE., SUITE 200
         MARINA DEL REY, CALIFORNIA                            90292
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 1, 1999, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $8,880,000. All officers, directors and more than ten percent (10%) shareholders of the registrant are deemed "affiliates" of the registrant solely for the purpose of calculating such aggregate market value.

The number of shares of Common Stock of the registrant outstanding as of September 1, 1999 was 4,604,677, excluding shares held by the registrant as treasury stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement (the "1999 Proxy Statement") to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (June 30, 1999) are incorporated by reference in Part III.

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

The Company was formed in August 1984 and began operations as a domestic home video distributor in early calendar year 1985 by acquiring exclusive home video distribution rights to motion pictures and other audio-visual entertainment programs which it packaged, advertised, promoted, sold, had duplicated, and shipped to home video wholesalers for resale to retailers throughout the country. The Company generally sells videocassettes to wholesale distributors for resale to the approximately 25,000 video rental stores in the United States.

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

On May 28, 1999, the Company formed a majority owned subsidiary CinemaNow, Inc. to engage in the business of streaming films over the internet using Trimark Pictures library as well as acquiring the internet rights of other films or film libraries.

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

THEATRICAL DISTRIBUTION. The theatrical distribution of a motion picture involves the manufacture and transportation of release prints, the promotion of the picture through advertising and publicity campaigns and the licensing of the motion picture to theatrical exhibitors. The size and success of the promotional advertising campaign can materially affect the revenues realized from the theatrical release of a motion picture. The major studios can spend in excess of $50 million to promote motion pictures, and have average combined print and advertising costs in excess of $20 million. The costs incurred in connection with the distribution of a motion picture can vary significantly, depending on the number of screens on which the motion picture is to be exhibited and the competition among distributors for theaters during certain seasons. Similarly, the ability to exhibit motion pictures in the most popular theaters can affect theatrical revenues.

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

Major feature films are usually scheduled for release in the home video market within four to six months after theatrical release to capitalize on the theatrical advertising and publicity for the film. Promotion of new releases is generally undertaken during the nine to twelve weeks before the release date. Videocassettes of feature films are generally sold to domestic wholesalers at approximately $40 to $60 per unit and generally are rented by consumers for fees ranging from $1 to $5 per day. Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles, including certain made-for-video programs, are priced significantly lower to encourage direct purchase by consumers. Direct sale to consumers is referred to as the "priced-for-sale" or "sell through" market. Typically, owners of films do not share in video rental income; however, video distributors are beginning to enter into revenue sharing arrangements with major video retail stores. Under such arrangements, videocassettes are sold at a reduced price to video rental stores (usually $8 to $15 per video cassette) and a percentage of the video rental revenue is then shared with the owners (or licensors) of the films. Home video arrangements in international territories are similar to those in domestic territories except that the wholesale prices may differ.

Overall growth in the domestic home video market has slowed as growth in the number of new outlets and new VCR homes has moderated. The growth in outlets designed to specifically serve the rental market has decreased over the past year, while the number of outlets which offer videocassettes and digital video discs (DVD) for sale has increased. The sell through market continues to grow with strong sales in the traditional family entertainment market and a growing number of hit feature films initially released at prices generally below $30. Furthermore, technological developments which internet companies, regional telephone companies and others are developing could make competing delivery systems economically viable and could affect the home video marketplace.

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

Domestic home video sales are promoted through regional direct sales personnel who contact home video wholesale distributors and large retail video stores. Substantially all of the Company's home video rental sales have been made to ten (10) wholesale video distributors and two (2) retail video stores.

In February 1994, the Company formed a sell through unit to maximize the profit potential of its 600+ title library and acquire new products for the growing video sell through and DVD market. Currently the Company distributes or sells directly to mass merchandisers such as Wal-Mart, Costco, Target and Best Buy and others who buy large volumes of the Company's videos and DVDs to be sold directly to the consumer.

DOMESTIC THEATRICAL DISTRIBUTION RIGHTS. The Company acquires theatrical distribution rights on a selective basis and distributes motion pictures for exhibition by both major theater chains and numerous independent theaters throughout the United States.

Management of the Company considers the theatrical distribution of film important as a marketing tool which enhances video and international sales. Accordingly, the Company seeks to acquire theatrical distribution rights as part of an acquisition where possible, even if a film ultimately will not be released theatrically. The Company released six films during fiscal 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company currently targets motion pictures for distribution to various demographic audiences on a specialized basis, and such pictures can be distributed less expensively on a limited or more regional basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Specialized motion pictures are characterized by underlying literary and artistic elements intended to appeal primarily to sophisticated or niche audiences and are generally substantially less expensive to produce and distribute than films produced for wide release. It is not uncommon for films to suffer theatrical losses primarily due to increased advertising expenditures, but to have increased performance in video and other ancillary media that may partially or totally offset such losses. The management of the Company believes that the theatrical market has significant upside potential should any particular film perform well. However, no assurance can be made as to results with respect to any particular release.

The Company is in various stages of post production, production, development and pre-production on a number of projects, and intends to release theatrically six
(6) to eight (8) films in fiscal 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

Domestic home video sales are promoted through regional direct sales personnel who contact home video wholesale distributors and large retail video stores. The Company's largest wholesale video customer is Ingram Entertainment which represents approximately eleven percent (11%) of net revenues for the fiscal year ended June 30, 1999.

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

The Company is currently using the trademark "TRIMARK HOME VIDEO" in connection with its domestic home video distribution, "TRIMARK PICTURES" in connection with films distributed domestically and licensed internationally and uses "TRIMARK TELEVISION" in connection with licenses to free, pay and cable television. The trademark "TRIMARK PICTURES" has been registered with the Commissioner of Patents and Trademarks. The Company regards its trademarks as valuable assets and believes that its trademarks are an important factor in marketing its products.

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

EMPLOYEES

As of June 30, 1999, the Company had 97 full-time employees, 40 of whom were engaged in sales and marketing. None of the Company's employees are covered by a collective bargaining agreement, although some of the Company's subsidiaries are subject to guild agreements. Management believes that its employee relations are good.

ITEM 2.  PROPERTIES

The Company began leasing new corporate office space in Marina del Rey, California in September 1999 for a term of ten years expiring on September 3, 2009. These premises contain approximately 23,000 square feet of office space. Previously the Company had leased 26,000 Square feet of corporate office space in Santa Monica, CA under a lease of seven years.

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


        Name          Age                     Position
        ----          ---                     --------
Mark Amin              49         Chairman of the Board and Chief Executive Officer
Cami Winikoff          36         Executive Vice President and Chief Administrative Officer
                                  of Trimark
Peter Block            36         Executive Vice President of Trimark
Sergei Yershov         33         Senior Vice President of Trimark
Jeff Gonzalez          31         Chief Financial Officer, Treasurer and Secretary
Andrew Reimer          42         Senior Vice President of Trimark


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

PETER BLOCK joined Trimark in September 1993 and was recently appointed Executive Vice President of Acquisitions, Distribution and New Media for Trimark. Prior to Trimark, Mr. Block represented writers and producers, worked for the WGA, and in the marketing and studio operations departments at the Walt Disney Company. Mr. Block received his J.D. from USC, MBA from the University of California, Los Angeles and B.A. from Duke University.

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

JEFF GONZALEZ joined the Company in September 1998 as Chief Financial Officer and Secretary. From 1994 until 1998, Mr. Gonzalez was Controller of Morgan Creek Productions, Inc., a motion picture production company based in Burbank, California. From 1991 until 1994, Mr. Gonzalez was a Senior Auditor at PricewaterhouseCoopers LLP, a worldwide public accounting firm. Mr. Gonzalez graduated in 1990 from the University of California, Los Angeles with a BA in economics and is a certified public accountant (non-active).

ANDREW REIMER joined Trimark in April 1995 as the Vice President of Domestic Television. In July 1997 he was appointed Senior Vice President of Worldwide Television. Prior to joining Trimark, Mr. Reimer was one of the founders of, as well as the senior programming executive at, Action Pay-Per-View. Mr. Reimer also spent 6 1/2 years at Warner Bros. in various capacities, including Business Affairs, Film Acquisition, and Strategic Planning. Mr. Reimer graduated from the Graduate School of Management at the University of California, Los Angeles with an

MBA in marketing, and was previously awarded a BA degree in Music from the State University of New York at Binghamton.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock began trading on the over-the-counter market on June 29, 1990 following the effectiveness of the Company's Registration Statement on Form S-1. Prior to that date, there was no public market for the Common Stock. The Common Stock is listed and reported on the National Association of Securities Dealers Automated Quotation SmallCap Market ("NASDAQ") under the symbol "TMRK." As of September 1, 1999, there were 4,604,677 shares of Common Stock outstanding, excluding shares held by the Company as treasury stock, held by approximately 45 shareholders of record. Until November 1998, the Common Stock had been listed on the NASDAQ National Market, but was moved to the SmallCap when the NASD panel determined the Common Stock did not meet applicable public float requirements.

The following table sets forth the high and low last sales prices as reported on NASDAQ for fiscal 1998 and fiscal 1999.


                                       Sales Prices for Common Stock
                                      -------------------------------
          Quarter Ending              High                        Low
          --------------              ----                        ---
          September 30, 1997          6 7/8                       4 1/4
          December 31, 1997           5 7/8                       4 1/8
          March 31, 1998              5 1/2                       4
          June 30, 1998               4 5/8                       3 1/8

          September 30, 1998          4 1/4                       1 5/8
          December 31, 1998           4 5/8                       1 5/8
          March 31, 1999             11 5/8                       2 1/8
          June 30, 1999               8 3/8                       4 1/8

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


                             TRIMARK HOLDINGS, INC.
                             SELECTED FINANCIAL DATA


                                                                           June 30,
                                             --------------------------------------------------------------------
                                             1999            1998            1997            1996            1995
                                             ----            ----            ----            ----            ----
                                                (in thousands, except per share data)
Earnings Statement Data:

Net revenues:
 Domestic:
  Home video                             $ 58,242        $ 48,053        $ 38,823        $ 34,615        $ 52,103
  Theatrical                                1,123           8,297           5,380             286           1,746
  Television                               14,446          11,622           4,824           5,063           7,861
 International:
  All media                                18,332          12,178          12,791          17,668          21,812
 Interactive:
  All Media                                  --              --             1,347           2,200           1,472
                                         --------        --------        --------        --------        --------
   Net revenues                            92,143          80,150          63,165          59,832          84,994
Film costs and
 Distribution expenses                     81,188          67,089          53,421          57,495          70,721
                                         --------        --------        --------        --------        --------
   Gross profit                            10,955          13,061           9,744           2,337          14,273
Operating expenses:
 Selling                                    7,209           7,461           6,857           6,352           5,715
 General and
  Administrative                            5,465           5,100           4,239           5,447           5,873
 Bad debt                                    (288)          1,109             321              31             276
                                         --------        --------        --------        --------        --------
                                           12,386          13,670          11,417          11,830          11,864
                                         --------        --------        --------        --------        --------
Operating (loss)
 Earnings                                  (1,431)           (609)         (1,673)         (9,493)          2,409
Other (income) expenses:
 Interest expense                           3,849           4,443           1,934             847           1,230
 Interest and
  Investment income                           (79)           (172)            (84)            (95)            (38)
 Minority interest                           --              --              --               (38)           (422)
                                         --------        --------        --------        --------        --------
(Loss) earnings before
 income taxes                              (5,201)         (4,880)         (3,523)        (10,207)          1,639




Income taxes                                  (40)            299            --            (2,380)            656
                                         --------        --------        --------        --------        --------
Net (loss) earnings                      ($ 5,161)       ($ 5,179)       ($ 3,523)       ($ 7,827)       $    983
                                         --------        --------        --------        --------        --------
Other Comprehensive
Income, net of tax                       $  3,101           --               --             --               --
                                         --------        --------        --------        --------        --------
Comprehensive (loss)
Income                                   ($ 2,060)       ($ 5,179)       ($ 3,523)       ($ 7,827)       $    983
                                         --------        --------        --------        --------        --------

Net (loss) earnings per common share:
Net (loss)earnings
 per common share                        ($  1.19)       ($  1.24)       ($  0.84)       ($  1.83)       $   0.22
                                         --------        --------        --------        --------        --------


BALANCE SHEET DATA:

Total assets                             $ 83,278        $ 89,220        $ 90,223        $ 48,401        $ 64,385
Total liabilities                          67,197          74,076          70,014          24,051          31,775
Retained earnings                          (1,180)          3,981           9,160          12,683          20,510
Stockholders' equity                       16,081          15,144          20,209          24,350          32,572

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES: Net revenues for the year ended June 30, 1999 increased $12 million or 15% compared with the prior fiscal year. The increase was primarily attributable to increases in most revenue segments, including domestic home video, television and international distribution, partially offset by decreases in revenues generated from theatrical exhibition. Net revenues increased $17 million, or 27%, in fiscal 1998 compared to fiscal 1997. The increase was primarily attributable to increases in revenues generated from domestic theatrical, home video, and television partially offset by decreases in revenues generated from international and interactive distribution.

To address the continuing competition in the domestic home video rental market, in the periods presented, the Company has focused its resources on distributing an increased number of films in the specialized theatrical market, the made for television market and home video sell through market and decreasing the releases of straight-to-video rental films. See "Liquidity and Capital Resources." The production and distribution of theatrical motion pictures requires capital commitments which may not be recouped, if at all, until the picture is released in home video, international and ancillary markets.

DOMESTIC HOME VIDEO: Net revenues from domestic home video increased $10.2 million or 21% for the year ended June 30, 1999 compared with the prior fiscal year. In fiscal 1999, the Company released 36 motion pictures for the domestic home video rental market compared to 35 motion pictures released in fiscal 1998 and 27 motion pictures released in fiscal 1997. The increase in fiscal 1999 revenues was primarily due to the $6 million increase in DVD sales and $4 million increase in video sell through sales. Fifty-five (55) DVD titles were released in fiscal 1999 as compared to only 5 in the prior fiscal year. Furthermore, the increased emphasis on the exploitation of Trimark's 600+ title library contributed to the increase in video sell through sales. Net revenues from domestic home video increased $9.2 million or 24% for the year ended June 30, 1998 compared with fiscal year 1997. The increase in fiscal 1998 revenues was primarily due to the initial home video distribution in fiscal 1998 of three wide theatrically released films: "Sprung" (October 1997), "Eve's Bayou" (March 1998, the rental title with the largest shipments in Company history) and "Star Kid" (aka "Warrior of Waverly Street") (May 1998), compared to the release on home video of only one comparable title "Meet Wally Sparks" in fiscal 1997. The overall increase in the number of titles released to the domestic home video rental market in fiscal 1998 as compared to fiscal 1997 also contributed to the increased revenue. The increase in releases was primarily due to the availability of additional titles which have had prior theatrical releases. The Company plans to release approximately thirty-six (36) titles to the domestic home video rental market in fiscal 2000.

The Company anticipates that the domestic home video rental market will continue to be extremely competitive.

DOMESTIC THEATRICAL DISTRIBUTION: Net revenues from domestic theatrical distribution decreased $7.2 million or 86% for the year ended June 30, 1999 compared with the prior year. The decrease was primarily attributable to the performance of the wide release theatrical film in the prior year period, "Eve's Bayou" (the title with the largest box office receipts in Company history) with no comparable theatrical release in fiscal 1999. In fiscal 1999 the Company released six (6) motion pictures in the specialized theatrical market compared to fiscal 1998 in which the Company released six (6) motion pictures theatrically, two mainstream - "Eve's Bayou" and "Star Kid," three (3) specialized - "Box of Moonlight," "Chinese Box" and "The Ugly" and one limited - "Chairman of the Board". The Company anticipates releasing six (6) to eight (8) titles in the specialized and limited theatrical market in fiscal 2000 (see Liquidity and Capital Resources).

Theatrical revenues increased $2.9 million or 54% for the year ended June 30, 1998, compared with the prior year. The increase was primarily attributable to the performance of Eve's Bayou in fiscal 1998 with no comparable release in fiscal 1997.

TELEVISION DISTRIBUTION: Net revenues from television distribution which includes such media as network, basic cable, pay television, pay-per-view and syndication increased $2.8 million or 24% for the year ended June 30, 1999 compared with the prior year. The increase was primarily due to the Company's first network movie-of-the-week film, "The Simple Life of Noah Dearborn." The Company had no network film releases in the prior fiscal year. The Company anticipates distributing four (4) to six (6) pictures for the made for television market in fiscal 2000 (see Liquidity and Capital Resources). In fiscal 1998 television revenue increased $6.8 million or 140% compared with fiscal 1997. The increase was primarily due to the fiscal 1998 releases of the made for cable television movies "Trucks" and "The Colony" as well as the cable debut of "Meet Wally Sparks" and "Sprung" and the HBO premiere of "Phoenix." In contrast, in fiscal 1997, the Company released only two HBO premieres "The Dentist" and "Crossworlds."

INTERNATIONAL DISTRIBUTION: Net revenues from international distribution increased $6.2 million or 51% for the year ended June 30, 1999 compared with the prior year. Trimark's new business plan emphasizes the production and acquisition of films with strong international commercial appeal. Thus, the fiscal 1999 international releases of "Cube," "Diplomatic Siege," and "King Cobra" were highly successful in this market without any comparable commercially successful releases in fiscal 1998. During fiscal 2000 the Company plans to release approximately eight (8) to ten (10) motion pictures initially into international distribution.

Net revenues from international distribution decreased $613,000 or 5% for the year ended June 30, 1998 compared with the prior year. The decrease in revenues in fiscal 1998 as compared to fiscal 1997 was primarily due to the release in the fiscal 1997 period of the wide theatrical release film "Star Kid" without any comparable film in the fiscal 1998 period.

TRIMARK INTERACTIVE DISTRIBUTION: The Company had no net revenues from interactive distribution in fiscal 1999 and 1998 as the Company decided to exit the interactive entertainment software and multimedia business and to sell substantially all assets (primarily intellectual properties and inventory) of Trimark Interactive to an unrelated independent entertainment and interactive music publisher in March 1997. Interactive revenues for fiscal 1997 primarily reflect the initial release of the Sony PlayStation version of "The Hive."


GROSS PROFIT: The Company's gross profit for the year ended June 30, 1999 decreased $2.1 million or 16.1% compared with the prior year. The decrease in gross profit was primarily the result of approximately $9.7 million in write downs to net realizable value coupled with the reduction in estimated future revenue on older films which was largely offset by the $12.0 million increase in gross sales. Estimated total revenues and costs are reviewed on a quarterly basis and revisions to amortization rates are made as necessary including write downs to net realizable value. These write downs were primarily associated with the lower than anticipated video performances of the theatrically released films "Star Kid" and "Chairman of the Board."

In fiscal 1998 gross profit increased $3.3 million or 34% compared with the prior year. Gross profit as a percentage of net revenues increased to 16% for fiscal 1998 as compared to 15% for fiscal 1997. The increase in gross profit was primarily due to the $17 million increase in gross revenue from the prior fiscal year partially offset by $4.5 million in write downs to net realizable value of film inventory. These write downs primarily related to a charge associated with the lower than anticipated performance of the January 1998 domestic theatrical release of "Star Kid" and a write down associated with management's decision not to release "Chairman of the Board" with a wide theatrical release, but rather to have a selected market theatrical release. Fiscal 1997 results were negatively impacted by a $3.0 million write down of film costs to estimated net realizable value associated with the January 1997 theatrical release of "Meet Wally Sparks."


SELLING EXPENSES: The Company's selling expenses decreased $252,000 or 3% in fiscal 1999 as compared to the prior year primarily due to the reduction in theatrical operations. The Company disbanded its regional theatrical sales operations during the fourth quarter of fiscal 1998.

The Company's selling expenses increased $604,000 or 9% for the year ended June 30, 1998 compared with the prior year. The increase was primarily due to an increase in theatrical operations partially offset by a decrease in interactive operations. In the quarter ended March 31, 1997, the Company sold substantially all assets of Trimark Interactive.

Selling expenses as a percentage of net revenues for fiscal 1999, fiscal 1998 and fiscal 1997 were 8%, 9% and 11%, respectively.


GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased $365,000 or 7% for the year ended June 30, 1999 compared with the prior year. The increase was primarily due to increases in medical benefits, consulting and accounting fees.

General and administrative expenses increased $861,000 or 20% for the year ended June 30, 1998 compared with the prior year. The increase was primarily due to the costs associated with establishing three regional theatrical sales offices in the beginning of the fiscal year to support mainstream national theatrical releases and costs associated with closing the three regional theatrical sales offices in the fourth quarter of fiscal 1998.


BAD DEBT EXPENSE: Bad debt expense for the year ended June 30, 1999 decreased $1.4 million or 126% compared with the same period in fiscal 1998 and increased $788,000 or 245% for the year ended June 30, 1998 compared with fiscal 1997. Bad debt expenses for the periods primarily represent reserves taken against domestic video and foreign sales. The decrease was partially due to $388,000 in collections on past due video sales as the Company has strived to bring all video customers current on their outstanding receivables. The Company also took $852,000 in reserves during fiscal 1998 due to the Asian currency crisis. No comparable reserves were taken during fiscal 1999 because of the recovering Asian economy.


INTEREST EXPENSE: Interest expense decreased $594,000 or 13% for the year ended June 30, 1999 compared with the prior year and increased $2.5 million or 130% for the year ended June 30, 1998 compared with the year ended June 30, 1997. The decrease in interest expense during fiscal 1999 was primarily due to lower average borrowing levels as compared to fiscal 1998. The Company did not incur the costs associated with the distribution of wide theatrical releases as it did in fiscal 1998 which was also responsible for the 130% increase for the year ended June 1998 as compared to the year ended June 1997. The Company expects to continue to use excess cash flow generated by theatrical and library product to decrease current borrowing levels under its revolving credit line. See "Liquidity and Capital Resources."


INTEREST AND INVESTMENT INCOME: Interest and investment income decreased $93,000 for the year ended June 30,1999 compared with the prior year as all excess cash was used to reduce the Company's debt.

Interest and investment income increased $88,000 for the year ended June 30, 1998 compared with the prior year. The increase was primarily due to interest income from loans to officers in the fiscal 1998 period without any similar income in the fiscal 1997 period.


NET LOSS: The Company's net loss for fiscal 1999 was $5.2 million. The fiscal 1999 loss was primarily due to approximately $9.7 million in write downs to net realizable value of film inventory. These write downs primarily related to charges associated with the lower than anticipated video performances of the theatrically released films "Star Kid" and "Chairman of the Board". The write downs were partially offset by increased sales, lower bad debt expense and interest charges.

The Company's net loss for fiscal 1998 was $5.2 million. The fiscal 1998 loss was primarily due to approximately $4.5 million in write downs to net realizable value of film inventory. These write downs primarily related to charges associated with the theatrical release of "Star Kid" and "Chairman of the Board." Earnings were also negatively impacted by higher interest expenses resulting from the Company's release of theatrical motion pictures as compared to release of direct-to-video motion pictures. Theatrical releases have a greater length of time from initial investment in film costs to recoupment in home video and other ancillary markets. See "Liquidity and Capital Resources."


OTHER COMPREHENSIVE INCOME: Pursuant to an agreement reached on February 22, 1999, the Company exchanged 412,363 of its shares or 9% of its outstanding shares, for 45,858 shares of broadcast.com on March 29, 1999. The $3.1 million other comprehensive income reported in fiscal year 1999 represents the unrealized gain, net of taxes, on the broadcast.com shares based on the market price of the shares on June 30, 1999 (Subsequent to June 30, 1999, Yahoo! Inc. acquired broadcast.com, changed broadcast.com's name to Yahoo! Broadcast Services, and in connection with such acquisition the 45,858 shares held by the Company were converted to 35,111 shares of Yahoo! Inc.) As a result of this new business venture, the Company and Yahoo! Broadcast Services will work together to distribute movies on the internet under a variety of new revenue models including pay-per-view, electronic commerce, integrated advertising, personalized marketing and user interactive content. Under this agreement, which terminates on January 31, 2001 unless extended, the Company will use its best efforts on future titles to give Yahoo! Broadcast Services streaming rights or in certain circumstances rights of first refusal in connection therewith.


INFLATION:

Generally, costs in connection with the acquisition and distribution of motion pictures for release have increased in recent years. Such cost increases may affect results of operations in the future; however, the Company believes that the effect of such factors has not been material to date.


LIQUIDITY AND CAPITAL RESOURCES:

The Company relies on cash generated by operations and borrowings under its credit facility to finance its operations. The Company's cash flows from operating, investing and financing activities for the years ended June 30, 1999, 1998 and 1997 were as follows:


                                                               Year Ended June 30,
                                      ----------------------------------------------------------------------
                                             1999                     1998                     1997
                                      --------------------     --------------------     --------------------
                                                                 (in thousands)
   Net cash provided(used)by
     Operating activities                          10,083                  (1,854)                ($38,257)
   Net cash used by investing
     Activities                                     (263)                    (316)                    (504)
   Net cash (used) provided by
     Financing activities                         (8,858)                    (336)                   42,082

Cash provided by operations increased by $11.9 million for the fiscal year ended June 30, 1999 compared to the same period in fiscal 1998. The most significant change from the prior period was the decrease in additions to film costs of $15.9 million. The decrease was primarily due to the prints and advertising costs associated with the wide theatrical release of "Star Kid", and "Eve's Bayou" in fiscal year 1998. There were no comparable prints and advertising expenditures associated with wide theatrical releases in the fiscal year ended June 30, 1999. In accordance with Trimark's new business plan, the Company endeavors to limit prints and advertising costs associated with wide theatrical releases which are capitalized as film costs. The $36.9 million addition to film costs in fiscal 1999 was primarily used for the production and acquisition of new product with approximately $4.7 million used for prints and advertising costs on the specialized theatrical releases of "Billy's Hollywood Screen Kiss," "Cube," "Slam," and "Another Day in Paradise."

Investing activities for the year ended June 30, 1999, primarily consisted of expenditures on production equipment improvement and computer hardware and software. Investing activities for 1998 and 1997 have primarily consisted of expenditures on equipment and leasehold improvements related to the expansion of theatrical operations.

Financing activities, consisting primarily of activity under the Company's credit facility, decreased $8.5 million in fiscal year 1999 as compared to fiscal year 1998. The decrease was primarily the result in the increase in operating cash flows. The combination of the increase in sales along with the decrease in prints and advertising costs associated with wide theatrical releases allowed the Company to reduce its outstanding debt balance by $8.9 million or 16% from the June 30, 1998 year end balance.

Borrowings under the credit facility in fiscal 1998 and 1997 were primarily the result of motion picture production, acquisition and distribution expenditures exceeding operating cash inflows due primarily to the Company's focus on theatrical distribution which began in fiscal 1997. The Company's cash requirements varied in part with the size and timing of production advances and minimum guarantee payments along with the timing of its theatrical, home video, television and international releases.

The Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., on December 20, 1996 entered into a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank which replaced a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank. The credit facility expires December 20, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the borrowing base, as defined in the Credit Agreement, which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.5% above Chase Manhattan's prime rate or 2.5% above the London Interbank

Offered Rate for Eurodollars for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.3725% per annum. As of June 30, 1999 there was $48.3 million outstanding under the credit facility. The Company expects to use excess cash flow generated by theatrical and library product to decrease current borrowing levels. The credit agreement contains various financial and other covenants to which the Company must adhere. These covenants, among other things, require the maintenance of minimum net worth and various financial ratios which are reported to the bank on a quarterly basis and include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, affiliate transactions and the use of proceeds. In relation to management's strategic review and release schedule described below, the Company amended the current credit agreement as of December 31, 1998 and June 30, 1999. The amended agreement provides for less stringent minimum net worth ratios and minimum equity requirement. In consideration for the adjustment of these ratios and minimum equity requirement, the amended credit facility reduces the borrowing limits over the remaining life of the credit facility. For the year ended June 30, 1999, the borrowing limit was $60 million. By January 31, 2000, the borrowing limit is reduced to $50 million and by June 30, 2000 is reduced to $40 million. The amendments to the debt covenants and borrowing limits were structured to incorporate the Company's overall strategy and presently planned productions, acquisitions, distribution, and overhead expenditures. The Company is in compliance with all debt covenants as of June 30, 1999.

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

In the domestic specialized theatrical market the Company plans to release six (6) to eight (8) motion pictures during fiscal 2000. Furthermore, the Company plans to release approximately thirty-six (36) motion pictures into the domestic home video rental market and to continue to expand distribution in the sell through market. The Company intends to sell four (4) to six (6) films and "movies of the week" which will premier on major cable networks or broadcast stations. Also in fiscal 2000 the Company plans to release approximately eight (8) to ten (10) motion pictures initially into the international distribution market.

Technicolor Videocassette, Inc. currently serves as the Company's video cassette duplicator and fulfillment contractor. Technicolor Videocassette, Inc. has a general lien on all of the Company's materials and products in its possession.

The Company was authorized to spend up to $150,000 in fiscal 1999 to purchase shares of its outstanding common stock in the open market or otherwise. The amended debt covenant at December 31, 1998 limits the purchase of outstanding common stock to $50,000 per fiscal year. During fiscal year 1999, the Company purchased 13,215 shares at an average price of $2.39 per share.

IMPACT OF YEAR 2000. The Company is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Management completed a review of all significant software and equipment used in the Company's operations and, to the extent practicable, in the operations of its key business partners, in order to determine if any year 2000 risks exist that may be material to the Company as a whole. The Company estimates that repairing all time sensitive hardware and software will cost the Company approximately $250,000. As of the year ended June 30, 1999, the Company has purchased approximately $210,000 in new computer hardware and software through its normal upgrading of old computer hardware and software as well as a direct result of year 2000 issues. The Company also entered into a licensing agreement on February 6, 1999 for the implementation of a new general ledger software system. The new G/L system became operational on July 1, 1999. If customers or vendors of the Company are unable to resolve year 2000 processing issues in a timely manner, it could result in a material financial risk.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF TRIMARK HOLDINGS, INC.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) on page 55 present fairly, in all material respects, the financial position of Trimark Holdings, Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) on page 54 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which, require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP



Century City, California
September 27, 1999

                             TRIMARK HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                    (Dollars in Thousands, Except Share Data)


                                                                                           June 30,            June 30,
                               ASSETS                                                        1999                1998
                               ------                                                ---------------------    ------------
Cash and cash equivalents                                                                      $    2,121  $        1,159
Accounts receivable, less allowances of
   $5,352 and $6,005, respectively (Note 2)                                                        20,231          16,568
Film costs, net (Note 2)                                                                           49,230          65,064
Deferred marketing costs                                                                            1,518           1,963
Inventories, net (Note 2)                                                                           1,552           1,190
Investments (Note 2)                                                                                6,036              --
Property and equipment at cost, less accumulated
 Depreciation of $2,872 and $2,433 respectively (Note 2)                                              565             741
Due from officers (Note 13)                                                                           792             780
Other assets                                                                                        1,233           1,755
                                                                                     ---------------------    ------------

                                                                                                $  83,278  $       89,220
                                                                                     =====================    ============


                LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving line of credit (Note 5)                                                                  48,330  $       57,250
Accounts payable and accrued expenses (Note 4)                                                      5,710           8,060
Minimum guarantees and royalties payable                                                           12,204           7,623
Deferred income                                                                                       889           1,100
Income taxes payable (Note 6)                                                                          64              43
                                                                                     ---------------------    ------------

          Total liabilities                                                                        67,197          74,076
                                                                                     ---------------------    ------------


Stockholders' equity:
   Common stock, $.001 par value.  Authorized
     20,000,000 shares; 5,570,092 shares issued
     at June 30, 1999 and 5,134,827                                                                     6               5
     shares issued at June 30, 1998
   Additional paid in capital                                                                      18,617          15,588
   Preferred stock, $.01 par value.  Authorized
     2,000,000 shares; no shares issued and
     Outstanding                                                                                       --              --
   Retained earnings                                                                               (1,180)          3,981
   Accumulated comprehensive income                                                                 3,101              --
   Less treasury shares, at cost - 965,415 shares
     and 952,200 shares (Note 8)                                                                   (4,463)         (4,430)
                                                                                     ---------------------    ------------

          Stockholders' equity                                                                     16,081          15,144
                                                                                     ---------------------    ------------

                                                                                                $  83,278  $       89,220
                                                                                     =====================    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRIMARK HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   (Dollars in Thousands, Except Loss Per Share)


                                                                                             Year Ended June 30,
                                                                                          ---------------------------
                                                                                         1999          1998            1997
                                                                                       ---------     ---------       ---------


Net revenues (Note 2)                                                             $       92,143  $      80,150   $      63,165

Film costs and distribution expenses (Note 2)                                             81,188         67,089          53,421
                                                                                     ------------    -----------     -----------

        Gross Profit                                                                      10,955         13,061           9,744
                                                                                     ------------    -----------     -----------

Operating expenses:
   Selling                                                                                 7,209          7,461           6,857
   General and administrative                                                              5,465          5,100           4,239
   Bad debt                                                                                 (288)         1,109             321
                                                                                     ------------    -----------     -----------

                                                                                          12,386         13,670          11,417
                                                                                     ------------    -----------     -----------

        Operating loss                                                                    (1,431)          (609)         (1,673)

Other (income) expenses:
   Interest expense                                                                        3,849          4,443           1,934
   Interest and investment income                                                            (79)          (172)            (84)
                                                                                     ------------    -----------     -----------

                                                                                           3,770          4,271           1,850
                                                                                     ------------    -----------     -----------

        Loss before income taxes                                                          (5,201)        (4,880)         (3,523)

Income taxes (Note 6)                                                                        (40)           299              --
                                                                                     ------------    -----------     -----------

          Net loss                                                                $       (5,161) $      (5,179)  $      (3,523)
                                                                                     ------------    -----------     -----------

Other comprehensive income, net of tax (Note 2)                                            3,101             --              --
                                                                                     ------------    -----------     -----------

Comprehensive Loss                                                                        (2,060)        (5,179)         (3,523)
                                                                                     ============    ===========     ===========

     Weighted average number of common shares
        basic and fully diluted (Note 7)                                                   4,341          4,183           4,217
                                                                                     ============    ===========     ===========

     Net loss per common share
        Basic and fully diluted (Note 7)                                          $        (1.19) $       (1.24)  $       (0.84)
                                                                                     ============    ===========     ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRIMARK HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (Dollars in Thousands)


                                  Common Stock
                            ------------------------
                                                          Additional      Accumulated                                    Total
                                                            paid in      Comprehensive      Retained       Treasury   stockholders'
                              Shares         Amount         capital         Income          earnings         stock       equity
                           -------------    ---------    --------------   ------------     -----------    ----------   ------------


Balance, June 30, 1996       4,274,731              5        15,385                          12,683         (3,723)        24,350

Purchase of treasury stock
  (Note 8)                    (162,350)                                                                       (707)          (707)

Exercise of stock options       34,500                           89                                                            89

Net loss                                                                                     (3,523)                       (3,523)
                           -------------    ---------    --------------   ------------     -----------    ----------   ------------
Balance, June 30, 1997       4,146,881              5        15,474                           9,160         (4,430)        20,209
                           -------------    ---------    --------------   ------------     -----------    ----------   ------------

Exercise of stock options       35,746                          114                                                           114

Net loss                                                                                     (5,179)                       (5,179)
                           -------------    ---------    --------------   ------------     -----------    ----------   ------------
Balance, June 30, 1998       4,182,627              5        15,588                  0        3,981         (4,430)        15,144
                           -------------    ---------    --------------   ------------     -----------    ----------   ------------
Purchase of treasury stock
  (Note 8)                     (13,215)                                                                        (33)           (33)

Exercise of stock options       22,902                           95                                                            95

Issuance of stock on
 equity investment             412,363              1         2,934                                                         2,935

Net loss                                                                                     (5,161)                       (5,161)

Other Comprehensive
 Income, Net of
 tax                                                                             3,101                                      3,101
                           -------------    ---------    --------------   ------------     -----------    ----------   ------------
Balance, June 30, 1999       4,604,677      $       6    $   18,617       $      3,101     $ (1,180)      $ (4,463)    $   16,081
                           -------------    ---------    --------------   ------------     -----------    ----------   ------------



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRIMARK HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)


                                                                                    Year Ended June 30,
                                                                         -------------------------------------------------
                                                                            1999              1998               1997
                                                                         -----------       ------------       ------------
Operating activities:
  Net loss                                                            $      (5,161)      $      (5,179)  $       (3,523)
  Adjustments to reconcile net loss to
    Net cash used by operating activities:
      Film amortization                                                       52,704              44,976           39,514
      Depreciation and other amortization                                        439                 384              300
      Provision for returns and bad debt                                       (653)               1,995            (259)
      Provision for inventory obsolescence                                     (268)                (11)            (494)
      Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable                          (3,010)               4,561         (10,408)
         Additions to film costs                                            (36,870)            (52,747)         (66,954)
         Decrease (increase) in deferred marketing costs                         445               (267)            (172)
         (Increase) decrease in inventories                                     (94)               (529)              468
         Increase in notes receivable from officers                             (12)               (118)            (662)
         Decrease in other assets                                                522                 570              670
         (Decrease) increase in accounts payable and
           accrued expenses                                                  (2,350)                 485            5,384
         Increase (decrease) in minimum guarantees and
           royalties payable                                                   4,581               4,231          (1,248)
         Increase (decrease) in income taxes payable                              21                (22)             (12)
         Decrease in deferred income                                           (211)               (183)            (861)
                                                                         ------------        ------------    -------------

           Net cash provided (used) by operating activities                   10,083             (1,854)         (38,257)
                                                                         ------------        ------------    -------------

Investing activities:
  Acquisition of property and equipment                                        (263)               (316)            (504)
                                                                         ------------        ------------    -------------

           Net cash used by investing activities                               (263)               (316)            (504)
                                                                         ------------        ------------    -------------

Financing activities:
 Net (decrease) increase in revolving line of credit                         (8,920)               (450)           42,700
 Exercise of stock options                                                        95                 114               89
 Purchase of treasury stock                                                     (33)                  --            (707)
                                                                         ------------        ------------    -------------

           Net cash (used) provided by financing activities                  (8,858)               (336)           42,082
                                                                         ------------        ------------    -------------

  Increase (decrease) in cash and cash equivalents                               962             (2,506)            3,321

Cash and cash equivalents at beginning of period                               1,159               3,665              344
                                                                         ------------        ------------    -------------

Cash and cash equivalents at end of period                            $        2,121      $        1,159  $         3,665
                                                                         ============        ============    =============


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

PRINCIPLES OF CONSOLIDATION

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

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

NET REVENUES

Home video revenues are recognized, net of allowances for estimated returns, as products are shipped to customers. Revenues from licenses of films to foreign territories and domestic television are recognized when the films are made available to sub-distributors and other terms of the license agreements are satisfied. Revenues from theatrical distribution of films are recognized when films are exhibited.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts was reduced by $293,000 for fiscal 1999, and increased by $1.1 Million for 1998, and $321,000 for 1997.

INVENTORIES

Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market using a first-in/first-out (FIFO) method of accounting.

INVESTMENTS

Investments represent equity shares which are available for sale and reported at the market price as of June 30, 1999.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost net of depreciation. Depreciation of property and equipment is computed using the straight-line method, based on estimated useful lives of three to seven years.


ROYALTIES PAYABLE

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

Basic loss per common share amounts are based on the weighted average number of common shares outstanding during the respective periods. Dilutive loss per common share amounts are based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options when the effect of such conversions would have been dilutive to net loss. There is no assumed conversion of stock options for fiscal 1999, fiscal 1998 and fiscal 1997 as the effect would be anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted net loss per common share:


                                                                   Year ended June 30,
                                                  1999                    1998                      1997
                                           -------------------    ---------------------     --------------------
                                                                      (in thousands)
     Basic shares - weighted average of
         common shares outstanding                      4,341                    4,183                    4,217
     Additional shares assuming
         conversions of stock options                      --                       --                       --
                                           -------------------    ---------------------     --------------------
                                                        4,341                    4,183                    4,217
                                           -------------------    ---------------------     --------------------

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. The Company adopted SFAS 130 in fiscal 1999. The $3.1 million other comprehensive income reported in fiscal year 1999 represents the unrealized gain, net of taxes of $63,000, on broadcast.com shares based on the market price of the shares on June 30, 1999.

NOTE 3 - FILM COSTS:

Film costs, net of amortization, consist of the following:


                                                                                     June 30,
                                                                     ------------------------------------------
                                                                           1999                     1998
                                                                     ------------------       -----------------
                                                                                  (in thousands)
     Released                                                                   36,352                  50,541
     Completed not released                                                      3,938                   3,419
     In process and development                                                  8,940                  11,104
                                                                     ------------------       -----------------
                                                                                49,230                $ 65,064
                                                                     ------------------       -----------------

Based on the Company's estimate of future revenues as of June 30, 1999, approximately 95% of unamortized released film costs will be amortized during the next three years.


NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:


                                                                                    June 30,
                                                                        ---------------------------------
                                                                          1999                     1998
                                                                        --------                 --------
                                                                                 (in thousands)
      Accounts payable                                                   $3,953                   $6,777
      Accrued marketing costs                                             1,562                    1,035
      Accrued other expenses                                                195                      248
                                                                         -------                  ------
                                                                         $5,710                   $8,060
                                                                         -------                  ------

NOTE 5 - DEBT:

The Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., have a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank expiring on December 20, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the borrowing base, as defined in the Credit Agreement, which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.5% above Chase Manhattan's prime rate (8% at June 30, 1999) or 2.5% above the London Interbank offered rate for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.3725%
per annum. As of June 30, 1999 there was $48.3 million outstanding under the bank facility.

The Credit Facility is collateralized by a security interest in substantially all of the Company's assets and contains various covenants including, among other provisions, the maintenance of a minimum consolidated tangible net worth and certain financial ratios. For the quarter ended December 31, 1997 the Company was in violation of certain of these covenants, however the Banks granted a waiver of these violations and amended the net worth covenant for the duration of the Credit Facility. The Company also amended the Credit Facility in December 1998 and June 1999 which provided for less stringent minimum net worth ratios and reduced the minimum equity requirement. In consideration for the amendments, the borrowing limits were reduced to $60 million at March 31, 1999, $50 million at January 31, 2000, and $40 million at June 30, 2000.

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

NOTE 6 - INCOME TAXES:

Consolidated loss before income taxes consists of the following:


                                                                        Year ended
                                                                         June 30,
                                                  1999                    1998                      1997
                                           -------------------    ---------------------     --------------------
                                                                      (in thousands)
     Domestic                               ($3,772)               (4,291)                   (5,372)
     Foreign                                 (1,429)                 (589)                    1,849
                                           -------------------    ---------------------     --------------------
                                            ($5,201)               (4,880)                   (3,523)
                                           -------------------    ---------------------     --------------------

     The provision for income taxes is summarized as follows:

                                                 Year ended
                                                   June 30,
                    1999             1998            1997
                   -------         -------          ------
                                                (in thousands)
     Current
       Federal     $  (240)        $  --           $  --
       State            15              15              16
       Foreign         185             284             433
                   -------         -------         -------
                       (40)            299             449
                                   -------         -------
     Deferred
       Federal         --             --              (684)
       State           --             --               235
                   -------         -------         -------
                       --             --              (449)
                   -------         -------         -------
                   $   (40)        $   299         $  --
                   -------         -------         -------

The components of the deferred tax assets and liabilities are summarized as follows:

                                                            Year ended June 30,
                                                           ---------------------
                                                            1999            1998
                                                           ------           ----

Deferred Tax Assets:
  Net operating loss carryforward                          $ 9,403        $ 7,620
  Foreign tax credit carryforward                              433          2,095
  Reserves and allowances                                    1,249          1,297
  Bad debts                                                  1,009          1,041
  Deferred income                                              399            489
  State income taxes                                             8              8
  Other                                                        256            205
                                                           -------        -------
                                                            12,757         12,755

Deferred Tax Liabilities:
  Film cost amortization                                    (5,214)        (5,331)
  State taxes                                                                --
                                                           -------        -------
Net deferred tax asset before
  valuation allowance                                        7,543          7,424
Valuation allowance                                         (7,543)        (7,478)
                                                           -------        -------
    Net deferred tax (liability)
      Asset                                                $     0        ($   54)
                                                           -------        -------

A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:


                                                                            Year ended June 30,
                                                         -----------------------------------------------------------
                                                                1999                 1998                 1997
                                                         -----------------    -----------------     ----------------
     Federal income tax rate                                       (34.0%)              (34.0%)               (34.0%)
     State taxes, net of
      federal income tax benefit                                     0.2%                (0.2%)                 4.7%
     Foreign taxes, net of
      federal income tax benefit                                     3.6%                 5.8%                  8.1%
     Meals and entertainment
      Disallowance                                                   1.0%                 1.0%                  1.2%
     Utilization of loss
      Carryforward                                                  (4.6%)                  --                   --
     Valuation Allowance                                            32.7%                29.4%                 19.5%
     Other                                                           0.3%                 3.8%                  0.5%
                                                         ----------------     ----------------      ----------------
                                                                    (0.8%)                6.1%                  0.0%
                                                         ----------------     ----------------      ----------------

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

As a result of the acquisition of Trimark Television (formerly IBS) by the Company, approximately $5.5 million in federal income tax NOLs were acquired. The NOLs expire in the years 2004-2006. The Internal Revenue Code of 1986, as amended, imposes substantial limitations on the use of NOL carryforwards acquired in such an acquisition. Accordingly, a valuation allowance has been established related to the Federal income tax NOL's acquired from Trimark Television in prior years and the related balance at June 30, 1998 is approximately $2.6 million.

NOTE 7 - STOCK OPTIONS:

Under the Company's stock option plans, employees and directors may be granted nonqualified stock options ("options"). Generally, options are exercisable contingent upon the grantee's continued employment with the Company and generally have been granted with an exercise price equal to the fair market value of the underlying Common Stock on the date of grant. Each option is granted subject to various terms and conditions established on the date of grant, including vesting periods and expiration dates. The options typically become exercisable at the rate of 33.3% annually, beginning one year after the date of grant. Options generally expire 10 years after the date of grant. As of June 30, 1999 and 1998, a total of 979,369 options had been approved for issue under employee option plans and other arrangements. As of June 30, 1999 and 1998, a total of 40,000 options had been approved for issue under the director option plan. Stock option data follows:


                                               1999                          1998                          1997
                                    ----------------------------  ----------------------------  ----------------------------
                                                     Weighted                      Weighted                      Weighted
                                                     Average                       Average                       Average
                                                     Exercise                      Exercise                      Exercise
                                       Shares         Price          Shares         Price          Shares         Price
                                    -------------  -------------  -------------  -------------  -------------    -----------
     Outstanding at July 1            582,959             $5.20     691,809             $5.20       715,476           $5.30
     -------------------------------
         Granted                      175,000             $5.49      13,500             $5.22        83,500           $5.73
     -------------------------------
         Exercised                    (22,902)            $4.44     (35,746)            $3.20       (34,500)          $2.59
     -------------------------------
         Purchased                         --                --     (20,000)            $4.09            --              --
     -------------------------------
         Terminated                  (171,334)            $5.72     (66,604)            $5.95       (72,667)          $8.05
                                    -------------                 -------------                 -------------
     Outstanding at June 30           563,723             $4.36     582,959             $5.28       691,809           $5.20
                                    =============                 =============                 =============
     Exercisable at June 30           414,243             $4.24     441,408             $5.25       438,559           $5.11
                                    =============                 =============                 =============
     Available for grant at
        June 30                       268,599                       272,265                         199,161
                                    =============                 =============                 =============


During fiscal 1998, the Board authorized the purchase of 20,000 shares from a former employee at a negotiated price.

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 1999:


                                            Options Outstanding                             Options Exercisable
                          --------------------------------------------------------  -------------------------------------
                                             Weighted Average
                                                 Remaining
                                             Contractual Life   Weighted Average                       Weighted Average
   Range of Exercise                             in Years        Exercise Price                         Exercise Price
        Prices                 Number                                                    Number
                             of Shares                                                 of Shares
- ------------------------  -----------------  ------------------ ------------------  -----------------  ------------------
$3.00 - $5.50                      557,723                7.11              $4.34            408,243               $4.21
$6.25 - $11.50                       6,000                5.69              $6.25              6,000               $6.25
                          =================  ================== ==================  =================  ==================
$3.00 - $11.50                     563,723                7.09              $4.36            414,243               $4.24
                          =================  ================== ==================  =================  ==================

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

Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pretax and after tax income would decrease by $548,000 or $0.12 per share, $440,000 or $0.10 per share and $136,000 or $0.03 per share in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The weighted average fair value of each option as of the grant date was $2.31, $2.97 and $3.41 for fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                       Fiscal 1999           fiscal 1998           fiscal 1997
                                                   --------------------  --------------------  --------------------
Expected dividend yield (a)                                 --                    --                    --
Expected stock price volatility                                167.56%                78.45%                81.42%
Risk-free interest rate                                          5.82%                 5.37%                 6.40%
Expected life of options (years)                                 6.20                  5.48                  5.94


(a) During fiscal 1999, 1998 and 1997, the Company did not declare any cash dividends on its common stock. The Company does not have any present intention to declare a dividend on its common stock in the foreseeable future.

NOTE 8 - TREASURY STOCK:

On February 21, 1997, the Company announced a stock repurchase program pursuant to which it could spend up to $1,500,000, $750,000 per fiscal year, to purchase shares of its outstanding common stock in the open market through June 30, 1998. The Company was authorized to spend $150,000 in fiscal 1999 which was reduced to $50,000 under the amended debt agreement. During fiscal 1999 the company spent $33,000 to purchase 13,215 shares under the repurchase program. During fiscal 1998, the Company did not purchase any shares under the repurchase program. During fiscal 1997, the Company spent approximately $707,000 to purchase 162,350 shares under the repurchase program.

At June 30, 1999, the Company held 965,415 shares of treasury stock.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company has entered into certain agreements which provide for guaranteed royalty advances and promotional and advertising payments totaling $6.5 million. If the provisions of these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to June 2000.

As of June 30, 1999, the Company had an operating lease for its corporate office space on a month to month basis. As of September 3, 1999 the Company entered into a 10 year operating lease. Rent expense was $479,000 for the year ended June 30, 1999 and $433,000 and $368,000 for the years ended June 30, 1998 and 1997, respectively.

The future minimum rental commitments as of June 30, 1999 are as follows (in thousands):

                                              Year Ended
                                               June 30,
                                   ----------------------------------
                                                 2000                                          $474,000
                                                 2001                                          $474,000
                                                 2002                                          $474,000
                                                 2003                                          $474,000
                                              Thereafter                                     $3,335,000
                                                                                  ----------------------
                                                                                             $5,231,000
                                                                                  ----------------------

NOTE 10 - MAJOR CUSTOMERS:

For the years ended June 30, 1999, 1998 and 1997, Ingram, the Company's major customer, accounted for 11%, 15% and 12% of net revenues, respectively. With regard to foreign distribution net revenues, there are no individual geographic areas that account for more than 10% of total net revenues.

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

NOTE 11 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:


                                                                        Year ended June 30,
                                                         1999                   1998                  1997
      -------------------------------------------- ----------------       ----------------      -----------------
                                                                           (in thousands)
      Interest                                              $4,387                 $4,931                 $2,593
      Income Taxes                                             179                    323                    433

Interest costs capitalized as film costs in fiscal 1999, fiscal 1998 and fiscal 1997 were $1,203,224, $1,031,000 and $935,000, respectively.

NOTE 12 - DUE FROM OFFICERS:

Notes receivable from officers are secured by Trimark Holdings stock which equaled at least 200% of the outstanding loan amounts at the time the original notes were executed. The loans bear interest at the Company's weighted average cost of capital and interest is due quarterly. One loan was outstanding as of June 30, 1999, which is due on June 30, 2000.


                                                                     SCHEDULE II


                                              TRIMARK HOLDINGS, INC.

                                         VALUATION AND QUALIFYING ACCOUNTS
                                              (Dollars in Thousands)

                                Balance      Additions     Additions                      Balance
                             at Beginning   Charged to    Charged to                      at End
     Description               of Period      Expense    Net Revenues   Deductions       of Period
     -----------             ------------- ------------- ------------- -------------   -------------
Provision for returns
 and bad debts (1):
  Year Ended June 30, 1997        $4,269         $321           $72          $625 (2)      $4,010
  Year Ended June 30, 1998         4,010        1,109         1,092           206 (2)       6,005
  Year Ended June 30, 1999         6,005         (288)        1,568         1,933 (2)       5,352

Provision for inventory
 obsolescence:
  Year Ended June 30, 1997           620           --            --          (494)            326
  Year Ended June 30, 1998           326           --            --           (28)            298
  Year Ended June 30, 1999           298          265            --            --             563
- ---------------------------

(1) Returns are reflected in net revenues and bad debt expense is recorded separately in the statement of operations.

(2) Doubtful receivables written-off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers is incorporated herein by reference from the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 1999 Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the sections entitled "Executive Compensation and Related Matters," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee and Stock Option and Stock Appreciation Rights Plan Committee Report on Executive Compensation" and "Stock Performance" in the Registrant's 1999 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 1999 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED MATTERS

Information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Executive Compensation and Related Matters" in the Registrant's 1999 Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements included in Part II of this report:


                                                                   Page
                                                                 --------
Report of Independent Accountants                                   34
Consolidated Balance Sheets at June 30, 1999 and 1998               35
For the years ended June 30, 1999, 1998 and 1997:
  Consolidated Statements of Operations                             36
  Consolidated Statements of Stockholders' Equity                   37
  Consolidated Statements of Cash Flows                             38
  Notes to Consolidated Financial Statements                     40-52
Financial Statement Schedules:
  II. Valuation and Qualifying Accounts                             52


All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X or because the information is included in the financial statements or the notes thereto.

(b) Reports on Form 8-K:

On April 16, 1999 the Company filed a Current Report on Form 8-K, under Item 5, announcing it had completed its exchange of stock with broadcast.com.

(c)  Exhibits:

     (i) Except as noted, all Exhibits, numbered as they were numbered for filing as Exhibits to the Company's Form S-1 Registration Statement, No. 33-35053, effective June 26, 1990, are incorporated herein by this reference to such Registration Statements. All filings were made at the Commission's office in Washington D.C. The registrant's SEC file number is 0-18613:

Exhibit
 Number                           Description
- --------      -----------------------------------------------------------------

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

10.29 Non-Qualified Stock Option Agreement dated December 2, 1992, by and between the Registrant and Gordon Stulberg. 5+

10.32         Directors' Stock Option Plan of the Registrant. 13+

Exhibit
 Number                           Description
- --------      -----------------------------------------------------------------


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

10.47 Non-Qualified Stock Option Certificate dated January 14, 1995, by and between the Registrant and Tofigh Shirazi. 10+

10.50 Letter amendment to Stock Option Agreements dated August 10, 1995 by and between the Registrant and Said (Sam) Pirnazar. 10+

10.53 Non-Qualified Stock Option Agreement, dated January 30, 1996 by and between the Registrant and Mark Amin. 11+

10.54 Amendment to Non-Qualified Stock Option Agreement, dated January 30, 1996 by and between the Registrant and Timothy Swain. 11+

10.56 Amendment to Non-Qualified Stock Option Agreement dated March 31, 1994, by and between the Registrant and Sergio Aguero. 12+

Exhibit
 Number                           Description
- --------      -----------------------------------------------------------------


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

10.69 Non-Qualified Stock Option Certificate dated January 14, 1997, by and between the Registrant and Matthew Saver. 16+

Exhibit
 Number                           Description
- --------      -----------------------------------------------------------------


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

10.81 Non-Qualified Stock Option Certificate dated January 14, 1998, by and between the Registrant and Matthew H. Saver. 18+

Exhibit
 Number                           Description
- --------      -----------------------------------------------------------------


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

10.85 Letter Agreement, dated April 2, 1998, by and between Trimark Holdings, Inc. and Roger Burlage. 18+


10.86 Employment Agreement, dated January 30, 1997 between Trimark Pictures, Inc., and Cami Winikoff. 20+

10.87         Amendment dated November 20, 1998 to August 8, 1992
              Non-Qualified Stock Option Agreement between the Company and Tim Swain. 21+

10.88 Amendment dated November 20, 1998 to January 14, 1992 Non-Qualified Stock Option Agreement between the Company and Tim Swain. 21+

10.89         Amendment dated November 20, 1998 to March 31, 1994
              Non-Qualified Stock Option Agreement between the Company and Tim Swain. 21+

10.90 Amendment dated November 20, 1998 to July 2, 1996 Non-Qualified Stock Option Agreement between the Company and Tim Swain. 21+

10.91 Amendment dated November 20, 1998 to July 2, 1996 Non-Qualified Stock Option Agreement between the Company and Tim Swain. 21+

10.92 Amendment dated November 20, 1998 to January 20, 1993 Non-Qualified Stock Option Agreement between the Company and Cami Winikoff. 21+

10.93 Amendment dated November 20, 1998 to January 30, 1996 Non-Qualified Stock Option Agreement between the Company and Cami Winikoff. 21+

10.94 Amendment dated November 20, 1998 to January 30, 1996 Non-Qualified Stock Option Agreement between the Company and Cami Winikoff. 21+

10.95 Amendment dated November 20, 1998 to February 27, 1997 Non-Qualified Stock Option Agreement between the Company and Cami Winikoff. 21+

10.96 Letter Amendment dated August 14, 1998 and November 27, 1998 between the Company and Sam Pirnazar. 21+

10.97 Amendment dated December 31, 1998 to the Credit, Security, Guaranty and Pledge Agreement between the Company and The Chase Manhattan Bank, as Administrative Agent and Fronting Bank. 21

10.98 Non-Qualified Stock Option Agreement dated February 2, 1999 between the Company and Cami Winikoff. 22+

10.99 Employment Agreement dated February 1, 1999 between Trimark Pictures, Inc. and Cami Winikoff. 22+

10.100        Trimark Holdings, Inc. 1999 Directors' Option Plan. 22+

10.101 Non-Qualified Stock Option Certificate dated January 8, 1999 between the Company and Gordon Stulberg. 22+

10.102 Non-Qualified Stock Option Certificate dated January 8, 1999 between the Company and Matthew H. Saver. 22+

10.103 Non-Qualified Stock Option Certificate dated January 8, 1999 between the Company and Tofigh Shirazi. 22+

10.104 Non-Qualified Stock Option Certificate dated January 8, 1999 between the Company and Roger Burlage. 22+

10.105 Agreement dated February 22, 1999 among broadcast.com inc., the Company, Trimark Pictures, Inc., Trimark Television, Inc. and Trimark Music, and amendment thereto dated March 15, 1999 (as indicated by asterisk, portions of the February 22, 1999 agreement have been redacted pursuant to a confidentiality order). 22

10.106 Waiver letter dated as of March 15, 1999 regarding the Credit, Security, Guaranty and Pledge Agreement dated as of December 20, 1996, as amended, among Trimark Pictures, Inc., Trimark Television, Inc., the Guarantors referred to therein, the Lenders referred to therein, and The Chase Manhattan Bank, as Administrative Agent and Fronting Bank. 22

10.107 Employment Agreement dated August 6, 1998 between Trimark Pictures, Inc., and Andrew Reimer. 1

21.1          Subsidiaries of Registrant. 12

23.1          Consent of PricewaterhouseCoopers LLP. 1

27            Financial Data Schedule. 1










- -------------------------------

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

18 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
19 Incorporated by reference to the identical exhibit number in Registrant's Current Report on Form 8-K dated May 15, 1998 (filed May 26, 1998).
20 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
21 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.
22 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

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

Date: SEPTEMBER 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature             Title                                  Date
      ---------             -----                                  ----

/s/ Mohammed Mark Amin      Chairman of the Board                  09/28/99
- ----------------------      and Chief Executive Officer            --------
Mohammed Mark Amin          [Principal Executive Officer]


/s/ Peter Dekom             Director                               09/28/99
- ----------------------                                             --------
Peter Dekom

/s/ Gordon Stulberg         Director                               09/28/99
- ----------------------                                             --------
Gordon Stulberg

/s/ Tofigh Shirazi          Director                               09/28/99
- ----------------------                                             --------
Tofigh Shirazi

/s/ Matthew Saver           Director                               09/28/99
- ----------------------                                             --------
Matthew Saver

/s/ Jeff Gonzalez           Chief Financial                        09/28/99
- ----------------------      Officer, and Secretary                 --------
Jeff Gonzalez               [Principal Financial
                            and Accounting Officer]

                                INDEX TO EXHIBITS


    Exhibit                                                                    Method
    Number                     Description                                    of Filing
    -------          --------------------------------------------------       ---------
       2.1           Asset Purchase Agreement between the Registrant, Trimark
                     Interactive, and Graphix Zone, Inc. dated February 26,
                     1997.  15

       3.1           Certificate of Incorporation of the Registrant, as
                     amended to date.  4

       3.2           By-laws of the Registrant, as amended.  8

       4.2           Form of Common Stock Certificate.  4

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

      10.25          Non-Qualified Stock Option Agreement dated December 5,
                     1991, by and between the Registrant and Gordon Stulberg.
                     4+

      10.29          Non-Qualified Stock Option Agreement dated December 2,
                     1992, by and between the Registrant and Gordon Stulberg.
                     5+




    Exhibit                                                                    Method
    Number                     Description                                    of Filing
    -------          --------------------------------------------------       ---------
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

      10.43          Non-Qualified Stock Option Certificate dated January 14,
                     1994, by and between the Registrant and Gordon Stulberg.
                     8+

      10.45          Non-Qualified Stock Option Certificate dated January 14,
                     1995, by and between the Registrant and Gordon Stulberg.
                     10+

      10.46          Non-Qualified Stock Option Certificate dated January 14,
                     1995, by and between the Registrant and Matthew Saver.
                     10+

      10.47          Non-Qualified Stock Option Certificate dated January 14,
                     1995, by and between the Registrant and Tofigh Shirazi.
                     10+




    Exhibit                                                                    Method
    Number                     Description                                    of Filing
    -------          --------------------------------------------------       ---------
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

    10.57            Non-Qualified Stock Option Agreement dated August 10,
                     1995, by and between the Registrant and Sergio Aguero.
                     12+

    10.58            Non-Qualified Stock Option Certificate dated January 14,
                     1996. by and between the Registrant and Matthew Saver.
                     12+

    10.59            Non-Qualified Stock Option Certificate dated January 14,
                     1996, by and between the Registrant and Tofigh Shirazi.
                     12+

    10.60            Non-Qualified Stock Option Certificate dated January 14,
                     1996, by and between the Registrant and Gordon Stulberg.
                     12+

    10.62 Non-Qualified Stock Option Agreement dated July 2, 1996, by and between the Registrant and Timothy Swain. 13+




    Exhibit                                                                    Method
    Number                     Description                                    of Filing
    -------          --------------------------------------------------       ---------
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

    10.69            Non-Qualified Stock Option Certificate dated January 14,
                     1997, by and between the Registrant and Matthew Saver.
                     16+

    10.70            Non-Qualified Stock Option Certificate dated January 14,
                     1997, by and between the Registrant and Tofigh Shirazi.
                     16+

    10.71            Non-Qualified Stock Option Certificate dated January 14,
                     1997, by and between the Registrant and Gordon Stulberg.
                     16+

    10.72            Pledge Agreement, dated May 1, 1997, by and between
                     Trimark Pictures, Inc. and Mark Amin and Susan Amin.  17+




    Exhibit                                                                    Method
    Number                     Description                                    of Filing
    -------          --------------------------------------------------       ---------
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

    10.80            Non-Qualified Stock Option Certificate dated January 14,
                     1998, by and between the Registrant and Gordon Stulberg.
                     18+

    10.81            Non-Qualified Stock Option Certificate dated January 14,
                     1998, by and between the Registrant and Matthew H.
                     Saver.  18+

    10.82            Non-Qualified Stock Option Certificate dated January 14,
                     1998, by and between the Registrant and Tofigh Shirazi.
                     18+




    Exhibit                                                                    Method
    Number                     Description                                    of Filing
    -------          --------------------------------------------------       ---------
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

    10.84            Consulting Agreement, dated April 2, 1998, by and
                     between Trimark Pictures, Inc. and Burlage\Edell
                     Productions, Inc. f/s/o Roger Burlage.  18+

    10.85            Letter Agreement, dated April 2, 1998, by and between
                     Trimark Holdings, Inc. and Roger Burlage.  18+

    10.86            Employment Agreement, dated January 30, 1997 between
                     Trimark Pictures, Inc., and Cami Winikoff.  20+

    10.87            Amendment dated November 20, 1998 to August 8, 1992
                     Non-Qualified Stock Option Agreement between the Company and Tim Swain. 21+

    10.88            Amendment dated November 20, 1998 to January 14, 1992
                     Non-Qualified Stock Option Agreement between the Company and Tim Swain. 21+

    10.89            Amendment dated November 20, 1998 to March 31, 1994
                     Non-Qualified Stock Option Agreement between the Company and Tim Swain. 21+

    10.90            Amendment dated November 20, 1998 to July 2, 1996
                     Non-Qualified Stock Option Agreement between the Company and Tim Swain. 21+

    10.91            Amendment dated November 20, 1998 to July 2, 1996
                     Non-Qualified Stock Option Agreement between the Company and Tim Swain. 21+

    10.92            Amendment dated November 20, 1998 to January 20, 1993
                     Non-Qualified Stock Option Agreement between the Company and Cami Winikoff. 21+



    Exhibit                                                                    Method
    Number                     Description                                    of Filing
    -------          --------------------------------------------------       ---------
    10.93            Amendment dated November 20, 1998 to January 30, 1996
                     Non-Qualified Stock Option Agreement between the Company
                     and Cami Winikoff. 21+

    10.94            Amendment dated November 20, 1998 to January 30, 1996
                     Non-Qualified Stock Option Agreement between the Company and Cami Winikoff. 21+

    10.95            Amendment dated November 20, 1998 to February 27, 1997
                     Non-Qualified Stock Option Agreement between the Company and Cami Winikoff. 21+

    10.96            Letter Amendment dated August 14, 1998 and November 27,
                     1998 between the Company and Sam Pirnazar. 21+

    10.97            Amendment dated December 31, 1998 to the Credit,
                     Security, Guaranty and Pledge Agreement between the
                     Company and The Chase Manhattan Bank, as Administrative
                     Agent and Fronting Bank. 21

    10.98            Non-Qualified Stock Option Agreement dated February 2,
                     1999 between the Company and Cami Winikoff. 22+

    10.99            Employment Agreement dated February 1, 1999 between
                     Trimark Pictures, Inc. and Cami Winikoff. 22+

    10.100           Trimark Holdings, Inc. 1999 Directors' Option Plan. 22+

    10.101           Non-Qualified Stock Option Certificate dated January 8,
                     1999 between the Company and Gordon Stulberg. 22+

    10.102           Non-Qualified Stock Option Certificate dated January 8,
                     1999 between the Company and Matthew H. Saver. 22+

    10.103           Non-Qualified Stock Option Certificate dated January 8,
                     1999 between the Company and Tofigh Shirazi. 22+



    Exhibit                                                                    Method
    Number                     Description                                    of Filing
    -------          --------------------------------------------------       ---------
    10.104           Non-Qualified Stock Option Certificate dated January 8,
                     1999 between the Company and Roger Burlage. 22+

    10.105 Agreement dated February 22, 1999 among broadcast.com inc., the Company, Trimark Pictures, Inc., Trimark
                     Television, Inc. and Trimark Music, and amendment thereto dated March 15, 1999 (as indicated by asterisk, portions of the February 22, 1999 agreement have been redacted pursuant to a confidentiality order). 22

    10.106 Waiver letter dated as of March 15, 1999 regarding the Credit, Security, Guaranty and Pledge Agreement dated as of December 20, 1996, as amended, among Trimark
                     Pictures, Inc., Trimark Television, Inc., the Guarantors referred to therein, the Lenders referred to therein, and The Chase Manhattan Bank, as Administrative Agent and
                     Fronting Bank. 22

    10.107           Employment Agreement dated August 6, 1998 between
                     Trimark Pictures, Inc., and Andrew Reimer. 1filed herewith electronically

    21.1             Subsidiaries of Registrant.  12

    23.1 Consent of PricewaterhouseCoopers LLP. 1filed herewith electronically

    27               Financial Data Schedule.  1filed herewith electronically
