Form 10-Q
period 1999-09-30
TRIMARK HOLDINGS INC
filed 1999-11-15
CIK 863896

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1999 or

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

               2644 30TH STREET, SANTA MONICA, CALIFORNIA 90405
            (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of November 11, 1999, 4,604,677 shares of Trimark Holdings, Inc. common stock were outstanding, excluding shares held by Trimark Holdings, Inc. as treasury stock.

                                                TRIMARK HOLDINGS, INC.

                                                       INDEX


PART I.            Financial Information                                                               Page No.

                   Item 1.  Financial Statements:

                   Consolidated Balance Sheets at September 30, 1999 and June 30, 1999                    3

                   Consolidated Statements of Operations - Three months ended September 30,               4
                       1999 and 1998

                   Consolidated Statements of Cash Flows - Three months ended September 30,               5
                       1999 and 1998

                   Notes to Consolidated Financial Statements                                            6-7

                   Item 2.  Management's Discussion and Analysis of Financial Condition and              8-14
                       Results of Operations

                   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    15

PART II.           Other Information

                   Item 6.  Exhibits and Reports on Form 8-K                                              16


                                              TRIMARK HOLDINGS, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                       ------------------------------------
                                     (Dollars in Thousands, Except Share Data)


                                                                                        September 30,          June 30,
                               ASSETS                                                        1999                1999
                                                                                     ---------------------    ------------
                                                                                         (Unaudited)
Cash and cash equivalents                                                         $                 2,039  $        2,121
Accounts receivable, less allowances of
   $9,093 and $5,352, respectively                                                                 20,036          20,231
Film costs, net (Note 2)                                                                           48,801          49,230
Deferred marketing costs                                                                              953           1,518
Inventories, net                                                                                    2,335           1,552
Equity investments                                                                                  1,077           6,036
Property and equipment at cost, less accumulated
   depreciation of $2,986 and $2,872,respectively                                                     525             565
Due from officers                                                                                     764             792
Other assets                                                                                        1,028           1,233
                                                                                     ---------------------    ------------

                                                                                  $                77,558  $       83,278
                                                                                     =====================    ============


                LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving line of credit                                                          $                44,330  $       48,330
Accounts payable and accrued expenses                                                               6,398           5,710
Minimum guarantees and royalties payable                                                            8,927          12,204
Deferred income                                                                                     1,056             889
Income taxes payable                                                                                   49              64
                                                                                     ---------------------    ------------

          Total liabilities                                                                        60,760          67,197
                                                                                     ---------------------    ------------




Stockholders' equity:
   Common stock, $.001 par value.  Authorized
     20,000,000 shares; 5,570,092 shares issued
     at September 30, 1999 and June 30, 1999                                                            6               6
   Additional paid in capital                                                                      18,617          18,617
   Preferred stock, $.01 par value.  Authorized
     2,000,000 shares; no shares issued and
     Outstanding                                                                                       --              --
   Retained earnings                                                                                2,058          (1,180)
   Accumulated comprehensive income                                                                   580           3,101
   Less treasury shares, at cost - 965,415 shares                                                  (4,463)         (4,463)
                                                                                     ---------------------    ------------

          Stockholders' equity                                                                     16,798          16,081
                                                                                     ---------------------    ------------

                                                                                  $                77,558  $       83,278
                                                                                     =====================    ============


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              TRIMARK HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   --------------------------------------------
                 (Dollars in Thousands, Except earnings Per Share)


                                                                                     Three Months Ended September 30,
                                                                             -------------------------------------------------
                                                                                           1999                  1998
                                                                                         ---------            -----------
                                                                                              (Unaudited)
Net revenues                                                                        $      20,562          $      19,379

Film costs and distribution expenses                                                       15,446                 15,243
                                                                                       -----------            -----------

        Gross Profit                                                                        5,116                  4,136
                                                                                       -----------            -----------

Operating expenses:
   Selling                                                                                  1,688                  1,883
   General and administrative                                                               1,242                  1,169
   Bad debt                                                                                   221                  (484)
                                                                                       -----------            -----------

                                                                                            3,151                  2,568
                                                                                       -----------            -----------

        Operating earnings                                                                  1,965                  1,568

Other (income) expenses:
   Interest expense                                                                           914                  1,110
   Interest and investment income                                                         (2,181)                   (15)
                                                                                       -----------            -----------

                                                                                          (1,267)                  1,095
                                                                                       -----------            -----------

        Earnings before income taxes                                                       3,232                    473

Income taxes (Note 5)                                                                         (7)                  (240)
                                                                                       -----------            -----------

          Net earnings                                                             $       3,239          $         713
                                                                                       -----------            -----------

Other comprehensive loss, net of tax                                                      (2,520)                     --
                                                                                       -----------            -----------

Comprehensive income                                                                          719                    713
                                                                                       ===========            ===========

     Weighted average number of common shares
        basic and fully diluted (Note 6)                                                    4,605                  4,181
                                                                                       ===========            ===========

     Net earnings per common share basic
        and fully diluted (Note 6)                                                  $        0.70          $        0.17
                                                                                       ===========            ===========






                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              TRIMARK HOLDINGS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     -----------------------------------------
                                              (Dollars in Thousands)


                                                                                             Three Months Ended
                                                                                                September 30,

                                                                                           1999                  1998
                                                                                         ---------            -----------
                                                                                              (Unaudited)
Operating activities:
   Net earnings                                                                         $         3,239    $           713
   Adjustments to reconcile net earnings to
     Net cash used by operating activities:
       Film amortization                                                                          9,909              9,287
       Depreciation and other amortization                                                          114                104
       Provision for returns and bad debt                                                         3,741                370
       Provision for inventory obsolescence                                                       (548)                 --
       Change in operating assets and liabilities:
          Increase in accounts receivable                                                       (3,546)            (1,836)
          Additions to film costs                                                               (9,480)           (12,588)
          Decrease in deferred marketing costs                                                      565                571
          (Increase) decrease in inventories                                                       (235)               690
          Increase (decrease) in notes receivable
            From officers                                                                            28               (15)
          Decrease in other assets                                                                  205                 87
          Increase (decrease) in accounts payable and
            accrued expenses                                                                        688            (3,335)
         (Decrease) increase in minimum guarantees and
            royalties payable                                                                    (3,277)             1,865
          Decrease in income taxes payable                                                          (15)                 --
          Increase (decrease) in deferred income                                                    167              (310)
                                                                                           -------------      -------------

            Net cash provided (used) by operating activities                                      1,555            (4,397)
                                                                                           -------------      -------------

Investing activities:
   Acquisition of property and equipment                                                           (74)               (55)
   Sale of equity investments at cost                                                            2,437                 --
                                                                                           -------------      -------------

            Net cash provided (used) by investing activities                                      2,363               (55)
                                                                                           -------------      -------------

Financing activities:
  Net (decrease) increase in revolving line of credit                                           (4,000)              4,200
  Purchase of treasury stock                                                                         --               (33)
                                                                                           -------------      -------------

            Net cash (used) provided by financing activities                                    (4,000)              4,167
                                                                                           -------------      -------------

   Decrease in cash and cash equivalents                                                           (82)              (285)

Cash and cash equivalents at beginning of period                                                  2,121              1,159
                                                                                           -------------      -------------

Cash and cash equivalents at end of period                                              $         2,039    $           874
                                                                                           =============      =============


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              TRIMARK HOLDINGS, INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)


NOTE 1 - THE COMPANY:

The consolidated financial statements of Trimark Holdings, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes filed with the Form 10-K for the year ended June 30, 1999. Significant accounting policies used by the Company are summarized in Note 2 to the June 30, 1999 financial statements.

In the opinion of management, all adjustments required for a fair presentation of the financial position as of September 30, 1999 and the results of operations and cash flows for the periods ended September 30, 1999 and September 30, 1998 have been made and all adjustments were of a normal and recurring nature. Operating results for the three month period are not necessarily indicative of the operating results for a full year.

NOTE 2 - FILM COSTS:

Film costs, net of amortization, consist of the following:


                                                              September 30, 1999                    June 30,
                                                                     1999                             1999
                                                           -------------------------       ------------------------
                                                                                (in thousands)
Released                                                                   $ 34,990                         $ 36,352
Completed not released                                                        4,374                            3,938
In process and development                                                    9,437                            8,940
                                                           -------------------------        -------------------------
                                                                           $ 48,801                         $ 49,230
                                                           -------------------------        -------------------------


NOTE 3 - COMMITMENTS & CONTINGENCIES:

The Company has entered into certain agreements which provide for royalty advances and promotional and advertising commitments totaling $6.7 million. If the conditions to these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to March 2000.

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the three month period for:


                                                                            September 30,
                                                                  1999                        1998
                                                           ----------------            ------------------
                                                                           (in thousands)
Interest                                                               $636                      $1,245
Income taxes                                                             60                          82


NOTE 5 - INCOME TAXES

The $240,000 tax benefit represents a tax receivable from a prior year return recognized in the fiscal year ended June 30, 1999.

NOTE 6 - NET EARNINGS PER COMMON SHARE:

Basic earnings per common share amounts are based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per common share amounts are based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options when the effect of such conversions would have been dilutive to net earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES:


                                                            Three months ended
                                                              September 30,
                                                    -----------------------------------
                                                         1999                1998
                                                    ---------------     ---------------
                                                              (in thousands)
Domestic:
 Home video distribution                                   $13,690             $13,644
 Theatrical distribution                                       840                 542
 Television distribution                                     2,619               1,271
Foreign:
 All media                                                   3,413               3,922
                                                    ---------------     ---------------
                                                           $20,562             $19,379
                                                    ---------------     ---------------


Net revenue for the quarter ended September 30, 1999 increased $1.2 million or 6% compared with the same period in fiscal year 1999. The increase for the quarter was due primarily to increases in net revenue from the television, home video and theatrical markets of $1.3 million, $46,000 and $298,000 respectively, partially offset by decreases in international revenue of $509,000. The increase in television revenue was primarily due to domestic cable availability of "Meet Wally Sparks," "The Curve," "My Teacher's Wife," and "Cube" during the period as compared to only two films during the same period in fiscal year 1999. The continued success of the home video release of the NBC titles which include Saturday Night Live compilations in the sell through market has enabled the Company to maintain its home video revenue from the prior period without the large capital contributions required by theatrical releases such as "Chairman of the Board" which was released in video during the same period in fiscal 1999. The decrease in foreign distribution revenue was primarily due to the release of one (1) film in the foreign market for the quarter ended September 30, 1999 as compared to two
(2) films in the same period for fiscal year 1999.

The Company continues to focus its resources on producing and acquiring films with specialized theatrical potential and the made for television market and the home video sell through market. See "Liquidity and Capital Resources."

The Company anticipates that the domestic home video market will continue to be extremely competitive.

GROSS PROFIT: Gross profit as a percentage of net revenues for the quarter ended September 30, 1999 and 1998 was 25% and 21%, respectively.

SELLING EXPENSES: Selling expenses as a percentage of net revenues for the quarter ended September 30, 1999 and 1998 were 8% and 10%, respectively. For the three months ended September 30, 1999 selling expenses decreased $195,000 or 10% compared with the same period in fiscal 1999. In November of 1998, the Company made a concerted effort to decrease selling related expenses. The 10% decrease in costs is a direct result of those efforts.

GENERAL AND ADMINISTRATIVE EXPENSES: For the three months ended September 30, 1999 general and administrative expenses increased $73,000 or 6% compared with the same period in fiscal 1999. Approximately 65% of the increase is due to the start up costs associated with Trimark's new subsidiary CinemaNow, Inc.

BAD DEBT EXPENSE: Bad debt expense for the three months ended September 30, 1999 increased $705,000 or 146% compared with the same period in fiscal 1999. Bad debt expense primarily represents reserves taken against domestic video and foreign sales. The increase was partially due to $355,000 in collections during fiscal 1999 on past due video receipts which were previously reserved for during the prior year. In addition, the reserve was increased due to a number of international customers' accounts going into arbitration.

INTEREST EXPENSE: Interest expense for the quarter ended September 30, 1999 decreased $196,000 or 18% compared with the same period in fiscal 1999. The decrease in interest expense in the first quarter of fiscal 2000 was primarily due to a lower average borrowing level from the same period in fiscal 1999. As of September 30, 1999, there was $44.3 million outstanding under the credit facility. The Company expects to use excess cash flow generated by theatrical and library product to decrease current debt levels. See "Liquidity and Capital Resources."

INTEREST AND INVESTMENT INCOME: Interest and investment income for the three months ended September 30, 1999 increased $2.2 million as a result of the sale of 29,411 shares of Yahoo!, Inc. for a weighted average selling price of $156 per share.

NET EARNINGS: The Company's net earnings for the three months ended September 30, 1999 increased $2.5 million or 354% compared with the same period in fiscal 1999. The increase was due to the sale of the Yahoo!, Inc. shares combined with the higher gross profit for the period compared to the same period in fiscal 1999.

OTHER COMPREHENSIVE (LOSS) INCOME: The comprehensive (loss) income reported during the period ending September 30, 1999 is a result of the realized and unrealized gain in Yahoo!, Inc. shares resulting from the sale of the stock during the quarter and change in per share price at September 30, 1999.


Unrealized Holding Gains Arising During Period         $ 53,000
Less: Reclassification adjustment for gains
      Included in net income                         (2,149,000)
Reversal of unrealized gain                            (424,000)
                                                     ------------
Other Comprehensive Income, Net of Tax               (2,520,000)
Accumulated Comprehensive Income @ 6/30/99            3,101,000
                                                     ------------
Accumulated Comprehensive Income @ 9/30/99             $580,000
                                                     ------------


LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash generated by operations and borrowings under its credit facility to finance its operations. The Company's cash flows from operating, investing and financing activities for the three months ended September 30, 1999 and 1998 were as follows:


                                                                    Three Months Ended
                                                                       September 30,
                                                         ------------------------------------------
                                                                 1999                  1998
                                                            ---------------      ------------------
                                                                        (in thousands)
Net cash provided (used) by operating activities                   $ 1,555               ($ 4,397)
Net cash provided (used) by investing activities                     2,363                    (55)
Net cash (used) provided by financing activities                   (4,000)                   4,167


Cash provided by operations increased by $6.0 million for the three month period ended September 30, 1999 compared to the same period in fiscal 1999 principally as the result of a $2.5 million increase in net profits coupled with a $3.1 million decrease in film costs. The $9.9 million addition to film costs was primarily used for the production and acquisition of new product with approximately $1.0 million used for prints and advertising costs on the specialized theatrical releases of "Twice Upon a Yesterday," "Better Than Chocolate," "Romance" and "Joe the King."

Investing activities for the three months ended September 30, 1999 consisted of the sale of Yahoo!, Inc. stock at a weighted average price $156 per share with a base price of approximately $83 per share. Investing activities for fiscal 1999 primarily consisted of expenditures on production equipment improvements.

Financing activities, consisting primarily of borrowings under the Company's credit facility, decreased $8 million in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease was primarily the result in the increase in operating cash flows. The Company's cash requirements vary in part with the size and timing of production advances and minimum guarantee payments along with the timing of its theatrical, home video, television and international releases. The combination of steady sales growth in sell through video product along with

LIQUIDITY AND CAPITAL RESOURCES

lower investments in prints and advertising costs has led to the continued reduction in the overall debt balance.

On December 20, 1996, the Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., entered into a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank which replaced a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank. The credit facility expires December 19, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the Borrowing Base which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.5% above Chase Manhattan's prime rate or 2.5% above Chase Manhattan's London Interbank Market for Eurodollars for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.375% per annum. As of September 30, 1999 there was $44.3 million outstanding under the credit facility. The Company expects to use excess cash flow generated by theatrical and library product to decrease current borrowing levels. The credit agreement contains various financial and other covenants to which the Company must adhere. These covenants, among other things, require the maintenance of minimum net worth and various financial ratios which are reported to the bank on a quarterly basis and include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, affiliate transactions and the use of proceeds. In relation to the release schedule described below, the Company amended the current credit agreement as of December 31, 1998 and September 27, 1999. The amended agreement provides for less stringent minimum net worth ratios and minimum equity requirements. In consideration for the adjustment of these ratios and minimum equity requirement, the amended credit facility reduces the borrowing limits over the remaining life of the credit facility. For the year ended June 30, 1999, the amended borrowing limit was reduced to $60 million. By January 31, 2000, the borrowing limit is reduced to $50 million and by June 30, 2000 is reduced to $40 million. The amendments to the debt covenants and

LIQUIDITY AND CAPITAL RESOURCES

borrowing limits were structured to incorporate the Company's overall strategy and presently planned productions, acquisitions, distribution and overhead expenditures. The Company is in compliance with all debt covenants as of September 30, 1999.

The Company's ability to maintain availability under its Credit Facility is primarily dependent upon the timing of collections on existing sales during the next twelve months and the amount and timing of collection on anticipated sales of the Company's current library and films which the Company plans to release or make available over the next twelve months. Management believes the existing capital, cash flow from operations and availability under the Company's amended Credit Facility will be sufficient to enable the Company to fund its planned productions, acquisitions, distribution and overhead expenditures for the next twelve months.

In the domestic specialized theatrical market the Company plans to release six (6) to eight (8) motion pictures in fiscal 2000 (of which two were released in the first three months of fiscal 2000). Furthermore, the Company plans to release approximately thirty-five (35) motion pictures into the domestic home video rental market (of which eight (8) were released in the first three months of fiscal 2000) and to continue to expand distribution in the sell through market. The Company intends to sell four (4) to six (6) films and "movies of the week" which will premier on major cable networks or broadcast stations. Also in fiscal 2000 the Company plans to release approximately eight (8) to ten (10) motion pictures initially into international distribution (of which one (1) was released in the first three months of the fiscal year).

Technicolor Videocassette, Inc. currently serves as the Company's video cassette duplicator and fulfillment contractor. Technicolor Videocassette, Inc. has a general lien on all of the Company's materials and products in its possession.

IMPACT OF YEAR 2000. The Company is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a

LIQUIDITY AND CAPITAL RESOURCES

date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Management completed a review of significant software and equipment used in the Company's operations and, to the extent practicable, in the operations of its key business partners, in order to determine if any year 2000 risks exist that may be material to the Company as a whole. The Company estimates that repairing all time sensitive hardware and software will cost the Company approximately $250,000. As of September 30, 1999 the Company has purchased approximately $220,000 in new computer hardware and software through its normal upgrading of old computer hardware and software as well as a direct result of year 2000 issues. The Company also entered into a licensing agreement on February 6, 1999 for the implementation of a new general ledger software system. The new G/L system became fully operational on July 1, 1999. If customers or vendors are unable to resolve the year 2000 processing issues in a timely manner, it could result in a material financial risk.

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

LIQUIDITY AND CAPITAL RESOURCES

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

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:


Exhibit No                                                       Description
----------               -------------------------------------------------------------------------------------------
10.108                   Amendment No. 4 to the Credit, Security, Guaranty and Pledge Agreement, dated September 27,
                         1999, by and between the Registrant's principal operating subsidiaries, Trimark
                         Pictures, Inc. and Trimark Television, Inc., and The Chase Manhattan Bank, as
                         Administrative Agent and Fronting Bank.

10.109                   1999 Stock Option Plan of the Registrant (incorporated by reference to Annex A to the
                         Registrant's Proxy Statement dated October 15, 1999).

27                       Financial Data Schedule.



         (b)      Reports on Form 8-K:

                  None.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TRIMARK HOLDINGS, INC.



                               By: /s/ JEFF GONZALEZ
                                  -------------------------------
                                  Jeff Gonzalez
                                   Chief Financial Officer
                                   (Principal Financial
                                   Officer and authorized to sign
                                   on behalf of the Registrant)


Date: November 15, 1999
      -----------------

                                INDEX TO EXHIBITS


Exhibit No                           Description                                        Method of Filing
----------                           -----------                                        ----------------
10.108                    Amendment No. 4 to the Credit, Security, Guaranty and         filed herewith electronically
                          Pledge Agreement, dated September 27, 1999, by and
                          between the Registrant's principal operating
                          subsidiaries, Trimark Pictures, Inc. and Trimark
                          Television, Inc., and The Chase Manhattan Bank, as
                          Administrative Agent and Fronting Bank.

10.109 1999 Stock Option Plan of the Registrant, (incorporated by reference to Annex A to the Registrant's Proxy
                          Statement dated October 15, 1999).

27                        Financial Data Schedule.                                      filed herewith electronically
