Form 10-Q
period 1999-12-31
TRIMARK HOLDINGS INC
filed 2000-02-14
CIK 863896

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 1999 or

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

As of February 10, 2000, 4,604,677 shares of Trimark Holdings, Inc. common stock were outstanding, excluding shares held by Trimark Holdings, Inc. as treasury stock.

                             TRIMARK HOLDINGS, INC.

                                      INDEX


                                                                                                Page No.
Part I.      Financial Information

             Item 1.  Financial Statements:

             Consolidated Balance Sheets at December 31, 1999 and June 30, 1999                     3

             Consolidated Statements of Operations - Six months and three months ended              4
                 December 31, 1999 and 1998

             Consolidated Statements of Cash Flows - Six months ended December 31, 1999             5
                 and 1998

             Notes to Consolidated Financial Statements                                            6-8

             Item 2.  Management's Discussion and Analysis of Financial Condition and              8-14
                 Results of Operations

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    15

Part II.     Other Information

             Item 4.  Submission of Matters to a Vote of Security Holders                           16

             Item 6.  Exhibits and Reports on Form 8-K                                              16


                             TRIMARK HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                    -----------------------------------------
                    (Dollars in Thousands, Except Share Data)


                                                             December 31,      June 30,
                               ASSETS                           1999             1999
                                                             -----------      ----------
                                                             (Unaudited)
Cash and cash equivalents                                    $       787      $    2,121
Accounts receivable, less allowances of
   $9,603 and $5,352, respectively                                17,001          20,231
Film costs, net (Note 2)                                          49,091          49,230
Deferred marketing costs                                           1,292           1,518
Inventories, net                                                   2,778           1,552
Equity investments                                                 1,298           6,036
Property and equipment at cost, less accumulated
   depreciation of $3,098 and $2,872,respectively                    444             565
Due from officers                                                    779             792
Other assets                                                         876           1,233
                                                             -----------      ----------
                                                             $    74,346      $   83,278
                                                             ===========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving line of credit                                     $    38,500      $   48,330
Accounts payable and accrued expenses                              7,952           5,710
Minimum guarantees and royalties payable                           9,442          12,204
Deferred income                                                      726             889
Income taxes payable                                                  49              64
                                                             -----------      ----------
          Total liabilities                                       56,669          67,197
                                                             -----------      ----------
Minority interest                                                   (19)              --
                                                             -----------      ----------
Stockholders' equity:
   Common stock, $.001 par value.  Authorized
     20,000,000 shares; 5,570,092 shares issued
     at September 30, 1999 and June 30, 1999                           6               6
   Additional paid in capital                                     18,617          18,617
   Preferred stock, $.01 par value.  Authorized
     2,000,000 shares; no shares issued and
     Outstanding                                                      --              --
   Retained earnings                                               2,487         (1,180)
   Accumulated Comprehensive income                                1,049           3,101
   Less treasury shares, at cost - 965,415 shares                (4,463)         (4,463)
                                                             -----------      ----------
          Stockholders' equity                                    17,696          16,081
                                                             -----------      ----------
                                                             $    74,346      $   83,278
                                                             ===========      ==========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRIMARK HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                -------------------------------------------------
                (Dollars in Thousands, Except earnings Per Share)


                                                                            Six Months Ended              Three Months Ended
                                                                              December 31,                   December 31,
                                                                       --------------------------     --------------------------
                                                                          1999            1998           1999            1998
                                                                       ----------      ----------     ----------       ---------
                                                                                            (Unaudited)
Net revenues                                                           $   41,281      $  46,281       $  20,719       $  26,902

Film costs and distribution expenses                                       32,465         37,288          17,019          22,045
                                                                       ----------      ---------      ----------       ---------
        Gross Profit                                                        8,816          8,993          3,700           4,857
                                                                       ----------      ---------      ----------       ---------
Operating expenses:
   Selling                                                                  3,368          3,688           1,680           1,805
   General and administrative                                               2,764          2,672           1,522           1,503
   Bad debt                                                                   355           (341)            134             143
                                                                       ----------      ---------      ----------       ---------
                                                                            6,487          6,019           3,336           3,451
                                                                       ----------      ---------      ----------       ---------
        Operating earnings                                                  2,329          2,974             364           1,406

Other (income) expenses:
   Interest expense                                                         1,645          2,152             731           1,042
   Interest and investment income                                          (2,925)           (17)           (744)             (2)
   Minority interest                                                          (19)            --             (19)             --
                                                                       ----------      ---------      ----------       ---------
                                                                           (1,299)         2,135             (32)          1,040
                                                                       ----------      ---------      ----------       ---------
        Earnings before income taxes                                        3,628            839             396             366

Income taxes (Note 5)                                                         (38)          (240)            (31)             --
                                                                       ----------      ---------      ----------       ---------
          Net earnings                                                 $    3,666      $   1,079      $      427       $     366
                                                                       ----------      ---------      ----------       ---------
Other comprehensive income, net of tax                                     (2,051)            --             469              --
                                                                       ----------      ---------      ----------       ---------
Comprehensive income                                                        1,615          1,079             896             366
                                                                       ==========      =========      ==========       =========
     Weighted average number of common shares
        basic and fully diluted (Note 6)                                    4,605          4,169           4,605           4,169
                                                                       ==========      =========      ==========       =========
     Net earnings per common share
        basic and fully diluted (Note 6)                               $     0.80      $    0.26      $     0.09       $    0.09
                                                                       ==========      =========      ==========       =========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRIMARK HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      -------------------------------------
                             (Dollars in Thousands)


                                                                                Six Months Ended
                                                                                  December 31,
                                                                           1999                 1998
                                                                        -----------         -----------
                                                                                   (Unaudited)
Operating activities:

   Net earnings                                                         $    3,666         $   1,079
   Adjustments to reconcile net earnings to
     Net cash used by operating activities:
       Film amortization                                                    19,250            22,696
       Depreciation and other amortization                                     226               213
       Provision for returns and bad debt                                    4,251               238
       Provision for inventory obsolescence                                   (548)               --
       Change in operating assets and liabilities:
          Increase in accounts receivable                                   (1,021)           (8,607)
          Additions to film costs                                          (19,111)          (21,158)
          Decrease in deferred marketing costs                                 226               850
          (Increase) decrease in inventories                                  (678)              911
          Decrease in notes receivable
            From officers                                                       13                --
          Decrease in other assets                                             357                58
          Increase (decrease) in accounts payable and
            accrued expenses                                                 2,242            (1,765)
          (Decrease) increase in minimum guarantees and
            royalties payable                                               (2,762)            2,908
          (Decrease) increase in income taxes payable                          (15)                6
          Decrease in deferred income                                         (163)             (636)
          Decrease in minority interest                                        (19)               --
                                                                        ----------         ---------
            Net cash provided (used) by operating activities                 5,914            (3,207)
                                                                        ----------         ---------
Investing activities:
   Acquisition of property and equipment                                      (105)             (120)
   Sale of equity investments at cost                                        2,687                --
                                                                        ----------         ---------
            Net cash provided (used) by investing activities                 2,582              (120)
                                                                        ----------         ---------
Financing activities:
  Net (decrease) increase in revolving line of credit                       (9,830)            2,440
  Purchase of treasury stock                                                    --               (33)
                                                                        ----------         ---------
            Net cash (used) provided by financing activities                (9,830)            2,407
                                                                        ----------         ---------
   Decrease in cash and cash equivalents                                    (1,334)             (920)

Cash and cash equivalents at beginning of period                             2,121             1,159
                                                                        ----------         ---------
Cash and cash equivalents at end of period                              $      787         $     239
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

In the opinion of management, all adjustments required for a fair presentation of the financial position as of December 31, 1999 and the results of operations and cash flows for the periods ended December 31, 1999 and December 31, 1998 have been made and all adjustments were of a normal and recurring nature. Operating results for the six and three month period are not necessarily indicative of the operating results for the fiscal year.

During the six month period ended December 31, 1999, Trimark Holdings, Inc. organized a majority owned subsidiary called CinemaNow, Inc. CinemaNow, Inc. connects independent film watchers with independent filmmakers through the business of streaming theatrical and short films over the internet while providing comprehensive virtual studio resources to independent filmmakers.

NOTE 2 - FILM COSTS:

Film costs, net of amortization, consist of the following:


                                    December 31,                    June 30,
                                        1999                          1999
                                   -------------                 -------------
                                                   (in thousands)
Released                              $ 32,145                       $ 36,352
Completed not released                   4,435                          3,938
In process and development              12,511                          8,940
                                   -------------                 -------------
                                      $ 49,091                       $ 49,230
                                   =============                 =============


NOTE 3 - COMMITMENTS & CONTINGENCIES:

The Company has entered into certain agreements, which provide for royalty advances and promotional and advertising commitments totaling $8.3 million. If the conditions to these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to September 2000.

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the six month period for:


                                             December 31,
                                   1999                        1998
                              -------------               -------------
                                            (in thousands)
Interest                            $1,789                      $2,421
Income taxes                            40                         131


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES:


                                     Six months ended                       Three months ended
                                       December 31,                            December 31,
                               -------------------------------         -------------------------------
                                    1999            1998                    1999             1998
                               --------------  ---------------         ---------------  --------------
                                                          (in thousands)
Domestic:
 Home video distribution           $28,521             $29,024             $14,831             $15,380
 Theatrical distribution               799                 721                (41)                 180
 Television distribution             4,920               6,732               2,301               5,460
Foreign:
 All media                           7,041               9,804               3,628               5,882
                               --------------  ---------------         ---------------  --------------
                                   $41,281             $46,281             $20,719             $26,902
                               --------------  ---------------         ---------------  --------------


Net revenue for the six month and three month period ended December 31, 1999 decreased $5 million or 11% and $6.2 million or 23% respectively, compared with the same periods in fiscal year 1999. The decrease for the six month period was primarily due to decreases in net revenue from the home video, television and foreign markets of $503,000, $1.8 million and $2.8 million respectively. The modest decrease in home video revenue was due to the minimum guarantee advance of revenue share receipts from Blockbuster for the film "The Curve," during the six months ended December 31, 1998. There was no such advance during the same period for fiscal year 2000. The decrease in television revenue was due to the availability of the wide theatrical release "Star Kid" and the highly successful theatrical release "Eve's Bayou" during the six month period ended December 31, 1998. In contrast, "Meet Wally Sparks" was the only wide theatrical release film available in the television market during the same period in fiscal year 2000. The decrease in foreign revenue resulted from the initial release of six films in the foreign market along with the initial release of "Eve's Bayou" in major international territories during the six months ended December 31, 1998. In contrast, during the same period in fiscal year 2000, only three films were initially released into the international market.

The decrease in net revenue for the quarter ended December 31, 1999 was due primarily to decreases in net revenue from the home video, television and foreign markets of $549,000, $3.2 million and $2.3 million respectively. The decrease in the home video revenue was primarily a result of the Blockbuster advance for "The Curve," during the quarter ended December 31, 1998. No such advance occurred during the same period in fiscal 2000. However, a 200% increase in home video sell through market sales over the same period in the prior fiscal year made up much of the difference in home video revenue. The decrease in television revenue was primarily due to the availability of the wide theatrical release films "Star Kid" and "Eve's Bayou" during the quarter ended December 31, 1998. There were no comparable releases during the same period in fiscal year 2000. The decrease in foreign distribution was primarily due to the availability of "Eve's Bayou" in major foreign territories during the quarter ended December 31, 1998; in contrast, there was no comparable release during the same period in fiscal year 2000.

The Company continues to focus its resources on producing and acquiring films with specialized theatrical potential and the made for television market and the home video sell through market. See "Liquidity and Capital Resources."

The Company anticipates that the domestic home video rental market will continue to be extremely competitive.

GROSS PROFIT: Gross profit as a percentage of net revenues for the six month period ended December 31, 1999 and 1998 was 21% and 19% respectively, and for the quarters ended December 31, 1999 and 1998 was 18%.

The increase in gross profit for the six month period was primarily due to the sale of product which require less capital expenditure and carry higher profit margins. In contrast, during the same period in fiscal year 1999, two films with no profit margins, "Star Kid" and "Chairman of the Board", were released in the video market.

SELLING EXPENSES: Selling expenses as a percentage of net revenues for the six months ended December 31, 1999 and 1998 were 8%. For the three months ended December 31, 1999 selling expenses decreased $125,000 or 7% compared with the same period in fiscal 1999. Selling expenses during the most recently completed quarter included $89,000 in expenses from the newly formed company, CinemaNow, Inc.

GENERAL AND ADMINISTRATIVE EXPENSES: For the six months ended December 31, 1999 general and administrative expenses increased $92,000 or 3% compared with the same period in fiscal 1999. Approximately 56% of the increase is due to the start up costs associated with CinemaNow, Inc.

BAD DEBT EXPENSE: Bad debt expense for the six months ended December 31, 1999 increased $696,000 or 204% compared with the same period in fiscal 1999. Bad debt expense primarily represents reserves taken against domestic video and foreign sales. The increase was partially due to $355,000 in collections during fiscal 1999 on past due video receipts which were previously reserved for during the prior year. In addition, the reserve was increased due to a number of international customers' accounts going into arbitration.

INTEREST EXPENSE: Interest expense for the six month period ended December 31, 1999 decreased $507,000 or 24%. Interest expense for the quarter ended December 31, 1999 decreased $311,000 or 30% compared with the same period in fiscal 1999. The decrease in interest expense during fiscal 2000 was primarily due to a lower average borrowing level from the same period in fiscal 1999. As of December 31, 1999, there was $38.5 million outstanding under the credit facility as opposed to $59.7 million on December 31, 1998. The Company expects to use excess cash flow generated by theatrical and library product to decrease current debt levels. See "Liquidity and Capital Resources."

INTEREST AND INVESTMENT INCOME: Interest and investment income for the six months ended December 31, 1999 increased $2.9 million as a result of the sale of 32,411 shares of Yahoo!, Inc. Interest and investment income increased $742,000 during the second quarter of fiscal year 2000 as 3,000 shares of Yahoo!, Inc. were sold during the period.

NET EARNINGS: The Company's net earnings for the six months ended December 31, 1999 increased $2.6 million or 240% compared with the same period in fiscal 1999. The net earnings for the three months ended December 31, 1999 increased $61,000 or 17% compared with the same period in fiscal 1999. The increase for the six month period was primarily attributable to the sale of Yahoo!, Inc. shares along with the reduction in interest expense offset by the increase in bad debt.

OTHER COMPREHENSIVE INCOME: The comprehensive income reported during the period ending December 31, 1999 is a result of the realized and unrealized gain in Yahoo!, Inc. shares resulting from the sale of the stock during the period and change in per share price at December 31, 1999.


                                                                   Six Months Ended
                                                                   December 31, 1999
                                                                ------------------------
Unrealized Holding Gains Arising During Period                       $         812,000

Less: Reclassification adjustment for gains
included in net income                                                     (2,439,000)
Reversal of unrealized gain                                                  (424,000)
                                                                ------------------------
Other Comprehensive Income, Net of Tax                                     (2,051,000)
Accumulated Comprehensive Income @ 6/30/99                                   3,101,000
                                                                ------------------------
Accumulated Comprehensive Income @ 12/31/99                          $      1,049,000
                                                                ========================


LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash generated by operations and borrowings under its credit facility to finance its operations. The Company's cash flows from operating, investing and financing activities for the six months ended December 31, 1999 and 1998 were as follows:


                                                               Six Months Ended
                                                                 December 31,
                                                      -------------------------------------
                                                            1999               1998
                                                      ----------------   ------------------
                                                                (in thousands)
Net cash provided (used) by operating activities           $ 5,914                ($ 3,207)
Net cash provided (used) by investing activities             2,582                    (120)
Net cash (used) provided by financing activities            (9,830)                  2,407


Cash provided by operations increased by $9.1 million for the six month period ended December 31, 1999 compared to the same period in fiscal 1999 principally as the result of a $2.6 million increase in net profits, a $7.6 million decrease in the change in accounts receivable, and a $4 million increase in the change in accounts payable. The increase was partially offset by a $5.7 million decrease in the change in minimum guarantees and royalties payable. The $19.1 million addition to film costs was primarily used for the production and acquisition of new product with approximately $2.8 million used for prints and advertising costs on the specialized theatrical releases of "Twice Upon a Yesterday," "Better Than Chocolate," "Romance" and "Joe the King."

Investing activities for the six months ended December 31, 1999 consisted of the sale of Yahoo!, Inc. stock. Investing activities for fiscal 1999 primarily consisted of expenditures on production equipment improvements.

Financing activities, consisting primarily of borrowings and repayments under the Company's credit facility, decreased $12.2 million in the six months ended December 30, 1999 as compared to the six months ended December 31, 1998. The decrease was primarily the result of the increase in operating cash flows and investing activities. The Company's cash requirements vary in part with the size and timing of production advances and minimum guarantee payments along with the timing of its theatrical, home video, television and international releases. The combination of steady sales growth in sell through video product along with lower investments in prints and advertising costs and the sale of equity investments has led to the continued reduction in the overall debt balance.

On December 20, 1996, the Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., entered into a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank which replaced a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank. The credit facility expires December 19, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the Borrowing Base which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.5% above Chase Manhattan's prime rate or 2.5% above Chase Manhattan's London Interbank Market for Eurodollars for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.3725% per annum. As of December 31, 1999 there was $38.5 million outstanding under the credit facility. The Company expects to use excess cash flow generated by theatrical and library product to decrease current borrowing levels. The credit agreement contains various financial and other covenants to which the Company must adhere. These covenants, among other things, require the maintenance of minimum net worth and various financial ratios which are reported to the bank on a quarterly basis and include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, affiliate transactions and the use of proceeds. In relation to the release schedule described below, the Company amended the current credit agreement as of December 31, 1998 and September 27, 1999. The amended agreement provides for less stringent minimum net worth ratios and minimum equity requirements. In consideration for the adjustment of these ratios and minimum equity requirement, the amended credit facility reduces the borrowing limits over the remaining life of the credit facility. For the year ended June 30, 1999, the amended borrowing limit was reduced to $60 million. By January 31, 2000, the borrowing limit is reduced to $50 million and by June 30, 2000 is reduced to $40 million. The amendments to the debt covenants and borrowing limits were structured to incorporate the Company's overall strategy and presently planned productions, acquisitions, distribution and overhead expenditures. The Company is in compliance with all debt covenants as of December 31, 1999.

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

In the domestic specialized theatrical market the Company plans to release six to eight motion pictures in fiscal 2000 (of which three were released in the first six months of fiscal 2000). Furthermore, the Company plans to release approximately thirty-five motion pictures into the domestic home video rental market (of which eighteen were released in the first six months of fiscal 2000) and to continue to expand distribution in the sell through market. The Company intends to sell three to four films and "movies of the week" which will premier on major cable networks or broadcast stations. Also in fiscal 2000, the Company plans to release approximately eight to ten motion pictures initially into international distribution (of which three were released in the first six months of the fiscal year).

Technicolor Videocassette, Inc. currently serves as the Company's video cassette duplicator and fulfillment contractor. Technicolor Videocassette, Inc. has a general lien on all of the Company's materials and products in its possession.

IMPACT OF YEAR 2000. No material financial losses were attributed or are expected in relation to the year 2000 processing issues of time sensitive information by computerized information systems.

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

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 annual meeting of stockholders of the Company occurred on November 17, 1999. The following matters were voted upon at the meeting: the election as directors of the Company of each of Mark Amin, Gordon Stulberg, Matthew H. Saver, Tofigh Shirazi and Peter Dekom; the resolutions relating to the approval of the 1999 Stock Option Plan and the 1999 Director's Option Plan; and the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company. The results of the voting were as follows:

                                                                                                              BROKER
                  MATTER VOTED                     VOTES FOR          VOTES AGAINST         ABSTAINED        NON-VOTES
------------------------------------------------------------------------------------------------------------------------
Election of Mark Amin                              4,566,368               110,750               --               --
Election of Gordon Stulberg                        4,566,368               110,750               --               --
Election of Matthew H. Saver                       4,566,368               110,750               --               --
Election of Tofigh Shirazi                         4,566,368               110,750               --               --
Election of Peter J. Dekom                         4,566,368               110,750               --               --
1999 Stock Option Plan                             2,551,278               186,392            2,530        1,937,098
1999 Directors' Option Plan                        2,549,808               187,392            2,820        1,937,098
Ratification of PricewaterhouseCoopers LLP         1,395,985                    --               --        1,937,098


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:


Exhibit No                             Description
----------        -----------------------------------------------------
10.110            Amendment No. 5 to the Credit, Security, Guaranty and
                  Pledge Agreement, dated December 20, 1999, by and
                  between the Registrant's principal operating subsidiaries,
                  Trimark Pictures, Inc. and Trimark Television, Inc.,
                  and The Chase Manhattan Bank, as Administrative Agent
                  and Fronting Bank.

10.111            Standard Office Lease - Dated May 5, 1999, by and between
                  Trimark Pictures, Inc., a California corporation and TIAA
                  Realty, Inc., a Delaware corporation.

27                Financial Data Schedule.


         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TRIMARK HOLDINGS, INC.

                               By: /s/ Jeff Gonzalez
                                   --------------------------------
                                    Jeff Gonzalez
                                   Chief Financial Officer
                                   (Principal Financial
                                   Officer and authorized to sign
                                   on behalf of the Registrant)

Date: February 14, 2000
      --------------------

                                INDEX TO EXHIBITS


Exhibit No               Description                                    Method of Filing
----------    ------------------------------------------------------    ----------------
10.110        Amendment No. 5 to the Credit, Security, Guaranty and     filed herewith
              Pledge Agreement, dated December 20, 1999, by and         electronically
              between the Registrant's principal operating
              subsidiaries, Trimark Pictures, Inc. and Trimark
              Television, Inc., and The Chase Manhattan Bank, as
              Administrative Agent and Fronting Bank.

10.111       Standard Office Lease - Dated May 5, 1999, by and          filed herewith
             between Trimark Pictures, Inc., a California               electronically
             corporation and TIAA Realty, Inc., a Delaware
             corporation.

27            Financial Data Schedule.                                  filed herewith
                                                                        electronically
