Form 10-Q
period 2000-03-31
TRIMARK HOLDINGS INC
filed 2000-05-15
CIK 863896

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000 or

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

As of May 8, 2000, 4,657,527 shares of Trimark Holdings, Inc. common stock were outstanding, excluding shares held by Trimark Holdings, Inc. as treasury stock.

                             TRIMARK HOLDINGS, INC.

                                      INDEX


Part I.            Financial Information                                                               Page No.

                   Item 1.  Financial Statements:

                   Consolidated Balance Sheets at March 31, 2000 and June 30, 1999                        3

                   Consolidated Statements of Operations - Nine months and three months ended             4
                       March 31, 2000 and 1999

                   Consolidated Statements of Cash Flows - Nine months ended March 31, 2000               5
                       and 1999

                   Notes to Consolidated Financial Statements                                            6-8

                   Item 2.  Management's Discussion and Analysis of Financial Condition and              8-14
                       Results of Operations

                   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    15

Part II.           Other Information

                   Item 5.  Other Information                                                             16

                   Item 6.  Exhibits and Reports on Form 8-K                                            17-18

                                       2

                             TRIMARK HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                    ------------------------------------------
                    (Dollars in Thousands, Except Share Data)

                                                                                          March 31,            June 30,
                                                                                             2000                1999
                                                                                     --------------------     ------------
                                                                                         (Unaudited)

                                ASSETS
                                ------
Cash and cash equivalents                                                         $                 3,444  $        2,121
Accounts receivable, less allowances of
   $8,310 and $5,352, respectively                                                                 20,799          20,231
Film costs, net (Note 2)                                                                           40,579          49,230
Deferred marketing costs                                                                              880           1,518
Inventories, net                                                                                    2,551           1,552
Equity investments                                                                                  1,028           6,036
Property and equipment at cost, less accumulated
   depreciation of $3,202 and $2,872,respectively                                                     774             565
Due from officers                                                                                     795             792
Other assets                                                                                          955           1,233
                                                                                     ---------------------    ------------

                                                                                  $                71,805  $       83,278
                                                                                     =====================    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving line of credit                                                          $                34,000  $       48,330
Accounts payable and accrued expenses                                                               7,010           5,710
Minimum guarantees and royalties payable                                                            9,733          12,204
Deferred income                                                                                       324             889
Income taxes payable                                                                                   44              64
                                                                                     ---------------------    ------------

          Total liabilities                                                                        51,111          67,197
                                                                                     ---------------------    ------------

Minority interest (Note 7)                                                                          2,009              --
                                                                                     ---------------------    ------------

Stockholders' equity:
   Common stock, $.001 par value.  Authorized
     20,000,000 shares; 5,657,000, 5,570,000 shares
     issued at March 31, 2000 and June 30, 1999, respectively                                           6               6
   Additional paid in capital                                                                      18,699          18,617
   Preferred stock, $.01 par value.  Authorized
     2,000,000 shares; no shares issued and
     outstanding                                                                                       --              --
   Retained earnings                                                                                3,664          (1,180)
   Accumulated comprehensive income                                                                   779           3,101
   Less treasury shares, at cost - 965,000 shares                                                  (4,463)         (4,463)
                                                                                     ---------------------    ------------

          Stockholders' equity                                                                     18,685          16,081
                                                                                     ---------------------    ------------

                                                                                  $                71,805  $       83,278
                                                                                     =====================    ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRIMARK HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (Dollars in Thousands, Except Earnings Per Share)

                                                                             Nine Months Ended             Three Months Ended
                                                                                 March 31,                     March 31,
                                                                         --------------------------     ---------------------------
                                                                              2000            1999          2000            1999
                                                                         -----------    -----------     -----------     -----------
                                                                                                (Unaudited)
Net revenues                                                          $      67,044  $      66,270   $      25,763   $      19,989

Film costs and distribution expenses                                         53,644         56,611          21,179          19,323
                                                                         -----------    -----------     -----------     -----------

        Gross profit                                                         13,400          9,659           4,584             666
                                                                         -----------    -----------     -----------     -----------

Operating expenses:
   Selling                                                                    5,029          5,555           1,661           1,867
   General and administrative                                                 4,374          4,106           1,610           1,434
   Bad debt                                                                     357           (162)              2             179
                                                                         -----------    -----------     -----------     -----------

                                                                              9,760          9,499           3,273           3,480
                                                                         -----------    -----------     -----------     -----------

        Operating earnings                                                    3,640            160           1,311          (2,814)

Other (income) expenses:
   Interest expense                                                           1,925          3,023             280             871
   Interest and investment income                                            (2,969)           (57)            (44)            (40)
   Minority interest                                                           (121)             --           (102)              --
                                                                         -----------    -----------     -----------     -----------

                                                                             (1,165)         2,966             134             831
                                                                         -----------    -----------     -----------     -----------

        Earnings before income taxes                                          4,805         (2,806)          1,177          (3,645)

Income taxes (Note 5)                                                           (38)          (240)             --              --
                                                                         -----------    -----------     -----------     -----------

          Net earnings                                                $       4,843  $      (2,566)   $      1,177   $      (3,645)
                                                                         -----------    -----------     -----------     -----------

Other comprehensive income, net of tax                                       (2,321)         2,485            (270)          2,485
                                                                         -----------    -----------     -----------     -----------

Comprehensive income                                                          2,522            (81)            907          (1,160)
                                                                         ===========    ===========     ===========     ===========

     Weighted average number of common shares
        basic and fully diluted (Note 6)                                      4,634          4,341           4,634           4,341
                                                                         ===========    ===========     ===========     ===========

     Net earnings per common share
        basic and fully diluted (Note 6)                              $        1.05  $       (0.59)  $        0.25   $       (0.84)
                                                                         ===========    ===========     ===========     ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRIMARK HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                                                              Nine Months Ended
                                                                                                  March 31,
                                                                                           2000                  1999
                                                                                         ---------            -----------
                                                                                                    (Unaudited)
Operating activities:
   Net earnings                                                                         $         4,843        $    (2,566)
   Adjustments to reconcile net earnings to
     Net cash used by operating activities:
       Film amortization                                                                         31,605             35,231
       Depreciation and other amortization                                                          330                326
       Provision for returns and bad debt                                                         2,959                (67)
       Provision for inventory obsolescence                                                         557               (268)
       Change in operating assets and liabilities:
          Increase in accounts receivable                                                        (3,527)            (2,137)
          Additions to film costs                                                               (22,954)           (32,658)
          Decrease in deferred marketing costs                                                      638                834
          Increase in inventories                                                                (1,556)               (63)
          Increase in notes receivable
            from officers                                                                            (3)               (13)
          Decrease in other assets                                                                  278                295
          Increase (decrease) in accounts payable and
            accrued expenses                                                                      1,300             (2,400)
          (Decrease) increase in minimum guarantees and
            royalties payable                                                                    (2,471)             5,684
          (Decrease) increase in income taxes payable                                               (20)                 6
          (Decrease) increase in deferred income                                                   (565)             2,140
          Decrease in minority interest                                                             121                 --
                                                                                           -------------      -------------

            Net cash provided by operating activities                                            11,535              4,344
                                                                                           -------------      -------------

Investing activities:
   Acquisition of property and equipment                                                           (539)              (187)
   Sale of equity investments at cost                                                             2,687                 --
                                                                                           -------------      -------------

            Net cash provided (used) by investing activities                                      2,148               (187)
                                                                                           -------------      -------------

Financing activities:
  Net decrease in revolving line of credit                                                      (14,330)            (3,920)
  Exercise of stock options                                                                          82                 79
  Purchase of treasury stock                                                                         --                (33)
  Funds provided by minority shareholders in CinemaNow, Inc.                                      2,130                 --
                                                                                           -------------      -------------

            Net cash provided by financing activities                                           (12,118)            (3,874)
                                                                                           -------------      -------------

   Increase in cash and cash equivalents                                                          1,323                283

Cash and cash equivalents at beginning of period                                                  2,121              1,159
                                                                                           -------------      -------------

Cash and cash equivalents at end of period                                              $         3,444        $     1,442
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

In the opinion of management, all adjustments required for a fair presentation of the financial position as of March 31, 2000 and the results of operations and cash flows for the periods ended March 31, 2000 and March 31, 1999 have been made and all adjustments were of a normal and recurring nature. Operating results for the nine and three month periods are not necessarily indicative of the operating results for the fiscal year.

During the nine month period ended March 31, 2000, Trimark Holdings, Inc. organized a majority owned subsidiary named CinemaNow, Inc. CinemaNow, Inc. connects independent film watchers with independent filmmakers through the business of streaming theatrical and short films over the internet while providing comprehensive virtual studio resources to independent filmmakers.

NOTE 2 - FILM COSTS:

Film costs, net of amortization, consist of the following:

                                                                     March 31,                       June 30,
                                                                      2000                           1999
                                                           -------------------------         ------------------------
                                                                                (in thousands)
Released                                                                   $ 27,105                         $ 36,352
Completed not released                                                        3,678                            3,938
In process and development                                                    9,796                            8,940
                                                           -------------------------        -------------------------
                                                                           $ 40,579                         $ 49,230
                                                           -------------------------        -------------------------



NOTE 3 - COMMITMENTS & CONTINGENCIES:

The Company has entered into certain agreements, which provide for royalty advances and promotional and advertising commitments totaling $18 million. If the conditions to these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to December 2000.


NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the nine month period for:

                                                                              March 31,
                                                                  2000                        1999
                                                           --------------------       ------------------
                                                                           (in thousands)
Interest                                                                $2,554                      $3,438
Income taxes                                                                50                         155




NOTE 5 - INCOME TAXES:

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


NOTE 7 - MINORITY INTEREST:

In the first quarter of calendar year 2000, pursuant to the terms of a Securities Purchase Agreement dated as of January 6, 2000, as amended, the Company's majority-owned subsidiary, CinemaNow, Inc. ("CinemaNow"), completed a private placement financing to accredited investors of 3,155,552 shares of CinemaNow Series A Convertible Preferred Stock, yielding proceeds of approximately $2,130,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES:
                                                            Nine months ended                       Three months ended
                                                                March 31,                               March 31,
                                                    -----------------------------------    -----------------------------------
                                                         2000                1999               2000                1999
                                                    ---------------     ---------------    ----------------    ---------------
                                                                                  (in thousands)
Domestic:
 Home video distribution                                   $47,820             $42,256             $19,299             $13,232
 Theatrical distribution                                     1,118                 857                 319                 136
 Television distribution                                     6,301              10,397               1,381               3,665
Foreign:
 All media                                                  11,805              12,760               4,764               2,956
                                                    ---------------     ---------------    ----------------     ---------------
                                                           $67,044             $66,270             $25,763             $19,989
                                                    ---------------     ---------------    ----------------     ---------------


Net revenue for the nine month and three month period ended March 31, 2000 increased $774,000 or 1.2% and $5.8 million or 29%, respectively, compared with the same periods in fiscal year 1999. The increase for the nine month period was primarily due to increases in net revenue from the home video market of $5.6 million offset by a $955,000 decrease in foreign revenue and by a $4.1 million decrease in television distribution. The increase in home video revenue was largely due to the distribution of Saturday Night Live "BEST OF" compilations into the sell-through market as well as the highly successful DVD release of "NATURAL BORN KILLERS, DIRECTOR'S CUT." The decrease in television revenue was due to the availability of the wide theatrical release "STAR KID" and the highly successful theatrical release "EVE'S BAYOU" during the nine month period ended March 31, 1999. In contrast, "MEET WALLY SPARKS" was the only wide theatrical release film available in the television market during the same period in fiscal year 2000. The decrease in foreign revenue resulted from the initial release of seven films in the foreign market along with the initial release of "EVE'S BAYOU" in major international territories during the nine months ended March 31, 1999. In contrast, during the same period in fiscal year 2000, only five films were initially released into the international market.

The increase in net revenue for the quarter ended March 31, 2000 was due primarily to increases in net revenue from the home video and foreign markets of $6.1 million and $1.8 million, respectively, partly offset by a $2.3 million decrease in the domestic television market. The increase in the home video revenue was primarily a result of the release of the Saturday Night Live titles into the sell-through and DVD market as well as the successful release of "NATURAL BORN KILLERS, DIRECTOR'S CUT" into the DVD market. The increase in foreign distribution revenue was primarily due to the release of four titles in major foreign territories during the quarter ended March 31, 2000; in contrast, there was only one comparable release during the same period in fiscal year 1999. The decrease in television revenue was primarily due to the cable premier of "CHAIRMAN OF THE BOARD", the availability of "GROUND CONTROL" in the domestic television market and the availability of numerous titles in television syndication during the quarter ended March 31, 1999. There were no comparable releases during the same period in fiscal year 2000.

The Company continues to focus its resources on producing and acquiring films with specialized theatrical potential, the made for television market and the home video sell through market. See "Liquidity and Capital Resources."

The Company anticipates that the domestic home video rental market will continue to be extremely competitive.

GROSS PROFIT: Gross profit as a percentage of net revenues for the nine month period ended March 31, 2000 and 1999 was 20% and 14.6%, respectively, and for the quarters ended March 31, 2000 and 1999 was 17.8% and 3.3%, respectively.

The increase in gross profit for the nine month period was primarily due to the sale of product which require less capital expenditure and carry higher profit margins. In contrast, during the same period in fiscal year 1999, two films with no profit margins, "STAR KID" and "CHAIRMAN OF THE BOARD", were released in the video market. The increase in gross profit during the third quarter of fiscal year 2000 resulted from the increase in sales of the direct to sell-through product and DVD product. In contrast, lower sales and a $4.9 million write down to net realizable value of film inventory contributed to the lower profit margin during the quarter ended March 31, 1999.

SELLING EXPENSES: Selling expenses as a percentage of net revenues for the nine months ended March 31, 2000 and 1999 were 7.5% and 8.4%, respectively. For the nine and three months ended March 31, 2000 selling expenses decreased $526,000 or 9.5% and $206,000 or 11% compared with the same period in fiscal 1999. The decrease in selling expenses resulted from a reduction in travel and entertainment costs and consulting expenses. The nine month and three month reductions were partly offset by $287,000 and $126,000, respectively in costs associated with CinemaNow, Inc.

GENERAL AND ADMINISTRATIVE EXPENSES: For the nine months ended March 31, 2000 general and administrative expenses increased $268,000 or 6.5% compared with the same period in fiscal 1999. The difference is primarily due to the payment of corporate bonuses in December 1999 along with administrative costs associated with CinemaNow, Inc. The $176,000 increase in general and administrative costs during the three month period ended March 31, 2000 was primarily due to costs associated with CinemaNow, Inc.

BAD DEBT EXPENSE: Bad debt expense for the nine months ended March 31, 2000 increased $519,000 or 320% compared with the same period in fiscal 1999. Bad debt expense primarily represents reserves taken against domestic video and foreign sales. The increase was partially due to $355,000 in collections during fiscal 1999 on past due video receipts which were previously reserved for during the prior year. In addition, the reserve was increased due to a number of international customers' accounts going into arbitration.

INTEREST EXPENSE: Interest expense for the nine month period ended March 31, 2000 decreased $1.1 million or 36%. Interest expense for the quarter ended March 31, 2000 decreased $591,000 or 68% compared with the same period in fiscal 1999. The decrease in interest expense during fiscal 2000 was primarily due to a lower average borrowing level from the same period in fiscal 1999. As of March 31, 2000, there was $34 million outstanding under the credit facility as opposed to $53.3 million on March 31, 1999. The Company has used excess cash flow generated by theatrical and library product to decrease debt levels. See "Liquidity and Capital Resources." Furthermore, during the second and third quarter of fiscal 2000, four films were produced by the Company as opposed to only one during the same period in fiscal 1999 causing increased capitalization of interest costs during fiscal 2000 as opposed to fiscal 1999.

INTEREST AND INVESTMENT INCOME: Interest and investment income for the nine months ended March 31, 2000 increased $2.9 million as a result of the sale of 32,411 shares of Yahoo!, Inc.

NET EARNINGS: The Company's net earnings for the nine months ended March 31, 2000 increased $7.4 million or 289% compared with the same period in fiscal 1999. The net earnings for the three months ended March 31, 2000 increased $4.8 million or 132% compared with the same period in fiscal 1999. The increase for the three month period was primarily attributable to the successful home video releases of the "SATURDAY NIGHT LIVE" titles and "NATURAL BORN KILLER'S, DIRECTOR'S CUT" along with the reduction in interest expense. The increase for the nine month period included the gain on the sale of Yahoo!, Inc. shares.

OTHER COMPREHENSIVE INCOME: The comprehensive income reported during the nine month period ending March 31, 2000 is a result of the realized and unrealized gain in Yahoo!, Inc. shares resulting from the sale of the stock during the period. The comprehensive income reported at March 31, 2000 resulted from the change in per share price at March 31, 2000.

                                                                                                    Nine Months Ended
                                                                                                     March 31, 2000
                                                                                             --------------------------------

Unrealized holding gains arising during period                                            $                          541,000
Less: Reclassification adjustment for gains included in net income                                                (2,439,000)
Reversal of unrealized gain                                                                                         (424,000)
                                                                                             --------------------------------
Other comprehensive income, net of tax                                                                            (2,322,000)
Accumulated comprehensive income @ 6/30/99                                                                         3,101,000
                                                                                             ================================
Accumulated comprehensive income @ 3/31/00                                                $                          779,000
                                                                                             ================================

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash generated by operations and borrowings under its credit facility to finance its operations. The Company's cash flows from operating, investing and financing activities for the nine months ended March 31, 2000 and 1999 were as follows:

                                                                                           Nine Months Ended
                                                                                               March 31,
                                                                               ------------------------------------------
                                                                                       2000                  1999
                                                                               -------------------     ------------------
                                                                                              (in thousands)
Net cash provided by operating activities                                                $ 11,535                $ 4,344
Net cash provided (used) by investing activities                                            2,148                   (187)
Net cash used by financing activities                                                     (12,118)                (3,874)



Cash provided by operations increased by $7.2 million for the nine month period ended March 31, 2000 compared to the same period in fiscal 1999 principally as the result of a $7.4 million increase in net earnings, a $9.7 million decrease in additions to film costs, and a $3.0 million increase in the provisions for returns and bad debt. The increase was partially offset by an $8.2 million decrease in the change in minimum guarantees and royalties payable. The $23 million addition to film costs was primarily used for the production and acquisition of new product with approximately $3.5 million used for prints and advertising costs on the specialized theatrical releases of "TWICE UPON A YESTERDAY," "BETTER THAN CHOCOLATE," "ROMANCE," "JOE THE KING," and "BEAUTIFUL PEOPLE."

Investing activities for the nine months ended March 31, 2000 consisted of the sale of some Yahoo!, Inc. stock, as well as expenditures associated with the development of the CinemaNow, Inc. web site.

Financing activities, consisting primarily of repayments under the Company's credit facility, decreased $10.4 million in the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999. The decrease was primarily the result of the increase in operating cash flows and investing activities. The Company's cash requirements vary in part with the size and timing of production advances and minimum guarantee payments along with the timing of its theatrical, home video, television and international releases. The combination of steady sales growth in sell through video and DVD product along with lower investments in prints and advertising costs and the sale of equity investments has led to the continued reduction in the overall debt balance.

On December 20, 1996, the Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., entered into a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank which replaced a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank. The credit facility expires December 19, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the Borrowing Base which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.5% above Chase Manhattan's prime rate or 2.5% above Chase Manhattan's London Interbank Market for Eurodollars for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.3725% per annum. As of March 31, 2000 there was $34 million outstanding under the credit facility. The Company expects to use excess cash flow generated by theatrical and library product to decrease current borrowing levels. The credit agreement contains various financial and other covenants to which the Company must adhere. These covenants, among other things, require the maintenance of minimum net worth and various financial ratios which are reported to the bank on a quarterly basis and include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, affiliate transactions and the use of proceeds. In relation to the release schedule described below, the Company amended the current credit agreement as of December 31, 1998 and September 27, 1999. The amended agreement provides for less stringent minimum net worth ratios and minimum equity requirements. In consideration for the adjustment of these ratios and minimum equity requirement, the amended credit facility reduces the borrowing limits over the remaining life of the credit facility. For the year ended June 30, 1999, the amended borrowing limit was reduced to $60 million. By January 31, 2000, the borrowing limit was reduced to $50 million and by June 30, 2000 is reduced to $40 million. The amendments to the debt covenants and borrowing limits were structured to incorporate the Company's overall strategy and presently planned productions, acquisitions, distribution and overhead expenditures. The Company is in compliance with all debt covenants as of March 31, 2000.

The Company's ability to maintain availability under its Credit Facility is primarily dependent upon the timing of collections on existing sales during the next three fiscal quarters and the amount and timing of collection on anticipated sales of the Company's current library and films which the Company plans to release or make available during the next three fiscal quarters. Management believes the existing capital, cash flow from operations and availability under the Company's amended Credit Facility will be sufficient to enable the Company to fund its planned productions, acquisitions, distribution and overhead expenditures for the next three fiscal quarters.

In the domestic specialized theatrical market the Company plans to release five motion pictures in fiscal 2000 (of which four were released in the first nine months of fiscal 2000). Furthermore, the Company plans to release approximately thirty-six motion pictures into the domestic home video rental market (of which twenty-eight were released in the first nine months of fiscal 2000) and to continue to expand distribution in the sell through market. The Company intends to sell three to four films and "movies of the week" which will premier on major cable networks or broadcast stations. Also in fiscal 2000, the Company plans to release approximately ten motion pictures initially into international distribution (of which seven were released in the first nine months of the fiscal year).

Technicolor Videocassette, Inc. currently serves as the Company's video cassette duplicator and fulfillment contractor. Technicolor Videocassette, Inc. has a general lien on all of the Company's materials and products in its possession.

The Company is currently authorized to spend up to $750,000 to purchase shares of its outstanding common stock in the open market or otherwise.

The Financial Accounting Standards Board (known as FASB) recently adopted certain changes that will alter reporting by motion picture companies. FASB Statement No. 53, which previously allowed wide latitudes for booking movie revenues and amortization has been rescinded. The new regulations will impose numerous changes to reporting, and many motion picture companies will take a one-time, non-cash charge of significant proportions to conform to the new rules. The Company is currently calculating the financial impact of these new rules.

IMPACT OF YEAR 2000. No material financial losses were attributed or are expected in relation to the year 2000 processing issues of time sensitive information by computerized information systems.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: Changes in public tastes, industry trends and demographic changes, which may influence the distribution and exhibition of films in certain areas; public reaction to and acceptance of the Company's video, theatrical and television product, which will impact the Company's revenues; competition, including competition from major motion picture studios, which may affect the Company's ability to generate revenues; reliance on management and key personnel; consolidation in the retail video industry; whether the Company's current strategy which includes theatrical releases of only specialized films and production and acquisition of made for television product is successful; new methods of distributing motion pictures; the impact of new accounting rules on the Company's results of operations; and other factors referenced in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not consider that the potential loss of future earnings which could be caused by interest rate volatility would have a material impact on its financial position.

                           PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

In the first quarter of calendar year 2000, pursuant to the terms of a Securities Purchase Agreement dated as of January 6, 2000, as amended, the Company's majority-owned subsidiary, CinemaNow, Inc. ("CinemaNow"), completed a private placement financing to accredited investors of 3,155,552 shares of CinemaNow Series A Convertible Preferred Stock, yielding proceeds of approximately $2,130,000. CinemaNow connects independent film watchers with independent filmmakers through the business of streaming theatrical and short films over the Internet while providing comprehensive virtual studio resources to independent filmmakers. The investors, CinemaNow and the Company are parties to an Investors Rights Agreement and to a Co-Sale Agreement pursuant to which the investors are granted certain registration rights, board representation rights and rights of first opportunity relating to CinemaNow and future equity offerings by it, and the founders of CinemaNow (who include the Company) grant the investors, subject to certain exceptions, the right to participate in sales by the founders and a right of first opportunity with respect to future sales of CinemaNow stock held by the founders. In connection with the foregoing transactions, CinemaNow has issued to the Company's wholly-owned subsidiary, Trimark Pictures, Inc. ("Trimark Pictures") a $215,000 convertible subordinated debenture due June 30, 2001 relating to debt CinemaNow owes Trimark Pictures. CinemaNow and Trimark Pictures are also parties to a five-year exclusive output agreement (except with respect to an existing agreement between Trimark Pictures and a third party) with respect to the Internet rights to all of Trimark Pictures' motion pictures in the U.S. and Canada to the extent Trimark Pictures controls such rights.

Under CinemaNow's stock option plan, Mark Amin, Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board of CinemaNow, was granted stock options at varying exercise prices (each in excess of current fair market value) and vesting over a three-year term, to acquire up to 2,100,000 shares of CinemaNow common stock, or 8.9% of such common stock on a fully-diluted basis. On a fully diluted basis, the Company as of March 31, 2000 owns approximately 78% of the common stock of CinemaNow.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:


EXHIBIT NO                             DESCRIPTION
----------         -------------------------------------------------------
10.112             Non-Qualified Stock Option Certificate dated January 8,
                   2000 by and between the Registrant and Gordon Stulberg.

10.113 Non-Qualified Stock Option Certificate dated January 8, 2000 by and between the Registrant and Matthew H. Saver.

10.114 Non-Qualified Stock Option Certificate dated January 8, 2000 by and between the Registrant and Tofigh Shirazi.

10.115 Non-Qualified Stock Option Certificate dated January 8, 2000 by and between the Registrant and Peter Dekom.

10.116 Securities Purchase Agreement dated as of January 6, 2000 among CinemaNow, Inc. and the investors names therein (the schedules are omitted and the Registrant agrees to furnish supplementally a copy to the Commission upon request)

10.117 Co-Sale Agreement dated as of January 6, 2000 among CinemaNow, Inc., the investors named therein and the founders named therein (including the Registrant)

10.118 Investors' Rights Agreement dated as of January 6, 2000 among CinemaNow, Inc., the investors named therein and the founders named therein (including the Registrant)

10.119 Convertible Subordinated Debenture dated February 2, 2000 issued by CinemaNow, Inc. to Trimark Pictures, Inc.


10.120 Agreement dated as of December 10, 1999 between Trimark Pictures, Inc. and CinemaNow, Inc.

10.121 Stock Option Agreement (#1) dated March 1, 2000 between CinemaNow, Inc. and Mark Amin.

10.122 Stock Option Agreement (#2) dated March 1, 2000 between CinemaNow, Inc. and Mark Amin.

10.123 Stock Option Agreement (#3) dated March 1, 2000 between CinemaNow, Inc. and Mark Amin.

10.124 Amendment of Employment Agreement, dated as of March 23, 2000, by and between Trimark Pictures, Inc., a California corporation and Cami Winikoff.

27                Financial Data Schedule.


         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TRIMARK HOLDINGS, INC.



                               By: /s/ JEFF GONZALEZ
                                   ------------------------------------
                                   Jeff Gonzalez
                                   Chief Financial Officer
                                   (PRINCIPAL FINANCIAL
                                   OFFICER AND AUTHORIZED TO SIGN
                                   ON BEHALF OF THE REGISTRANT)


Date: MAY 15, 2000
      ------------

                                INDEX TO EXHIBITS

EXHIBIT NO                           DESCRIPTION                                        METHOD OF FILING
----------                ------------------------------------------------------        ----------------
10.112                    Non-Qualified Stock Option Certificate dated January 8,       filed herewith electronically
                          2000 by and between the Registrant and Gordon Stulberg.

10.113                    Non-Qualified Stock Option Certificate dated January 8,       filed herewith electronically
                          2000 by and between the Registrant and Matthew H. Saver.

10.114                    Non-Qualified Stock Option Certificate dated January 8,       filed herewith electronically
                          2000 by and between the Registrant and Tofigh Shirazi.

10.115                    Non-Qualified Stock Option Certificate dated January 8,       filed herewith electronically
                          2000 by and between the Registrant and Peter Dekom.

10.116                    Securities Purchase Agreement dated as of January 6, 2000     filed herewith electronically
                          among CinemaNow, Inc. and the investors names therein (the schedules are omitted and the Registrant agrees to furnish supplementally a copy to the Commission upon request)

10.117                    Co-Sale Agreement dated as of January 6, 2000 among           filed herewith electronically
                          CinemaNow, Inc., the investors named therein and the
                          founders named therein (including the Registrant)

10.118                    Investors' Rights Agreement dated as of January 6, 2000       filed herewith electronically
                          among CinemaNow, Inc., the investors named therein and the founders named therein (including the Registrant)

10.119                    Convertible Subordinated Debenture dated February 2, 2000     filed herewith electronically
                          issued by CinemaNow, Inc. to Trimark Pictures, Inc.

EXHIBIT NO                           DESCRIPTION                                        METHOD OF FILING
----------                ------------------------------------------------------        ----------------
10.120                    Agreement dated as of December 10, 1999 between Trimark       filed herewith electronically
                          Pictures, Inc. and CinemaNow, Inc.

10.121                    Stock Option Agreement (#1) dated March 1, 2000 between       filed herewith electronically
                          CinemaNow, Inc. and Mark Amin.

10.122                    Stock Option Agreement (#2) dated March 1, 2000 between       filed herewith electronically
                          CinemaNow, Inc. and Mark Amin.

10.123                    Stock Option Agreement (#3) dated March 1, 2000 between       filed herewith electronically
                          CinemaNow, Inc. and Mark Amin.

10.124                    Amendment of Employment Agreement, dated as of March 23,      filed herewith electronically
                          2000, by and between Trimark Pictures, Inc., a California
                          corporation and Cami Winikoff.

27                        Financial Data Schedule.                                      filed herewith electronically
