Form 10-K
period 2000-06-30
TRIMARK HOLDINGS INC
filed 2000-09-28
CIK 863896

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended JUNE 30, 2000 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 1, 2000, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $24,684,297. All officers, directors and more than ten percent (10%) shareholders of the registrant are deemed "affiliates" of the registrant solely for the purpose of calculating such aggregate market value.

The number of shares of Common Stock of the registrant outstanding as of September 1, 2000 was 4,760,600, excluding shares held by the registrant as treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

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

Distribution rights which the Company may acquire include: (a) DOMESTIC - home video, - free television, pay television (including cable and pay-per-view), - theatrical and - electronic publishing (b) INTERNATIONAL - all media.

The Company was formed in August 1984 and began operations as a domestic home video distributor in early calendar year 1985 by acquiring exclusive home video distribution rights to motion pictures and other audio-visual entertainment programs which it packaged, advertised, promoted, sold, had duplicated, and shipped to home video wholesalers for resale to retailers throughout the country. The Company generally sells videocassettes to wholesale distributors for resale to the approximately 20,000 video rental stores in the United States.

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

On June 6, 2000, the Company, Lions Gate Entertainment Corp., a British Columbia corporation ("Lions Gate") and LGE Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Lions Gate ("Merger Sub"), executed an Agreement and Plan of Merger (the "Merger Agreement") providing for the acquisition of the Company by the form of a merger (the "Merger") of the

Company with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Lions Gate. In the Merger, each share of the common stock of the Company ("Common Stock") will be exchanged for (i) US$4.50 in cash and (ii) two
(2) shares, without par value, of the common shares of Lions Gate (the "Lions Gate Common Shares"); provided, however, that if the average of the last reported sale price of Lions Gate Common Shares on the American Stock Exchange during the 30 consecutive trading days ending October 6, 2000 (the "Current Market Price") is less than US$2.75 per share, then the number of Lions Gate Common Shares to be issued for each share of Common Stock shall be the result obtained by dividing US$5.50 by the Current Market Price. The consummation of the Merger is subject to the approval of the Merger by holders of a majority of the Common Stock of the Company and to certain other customary closing conditions. A special meeting of the stockholders of the Company to vote on the Merger will be held on October 12, 2000. On September 26, 2000, the shareholders of Lions Gate approved the Merger.

In connection with the Merger Agreement, Mark Amin, the Company's Chairman of the Board and Chief Executive Officer, and his brother, Reza Amin, who beneficially own, in the aggregate, approximately 45% of the outstanding Common Stock, and Lions Gate entered into the Trimark Stockholders Voting Agreement, dated June 6, 2000 (the "Voting Agreement"). Pursuant to the Voting Agreement, Mark Amin and Reza Amin, solely in each of their individual capacities as a stockholder of the Company, agreed, among other things, to vote their Common Stock in favor of the Merger Agreement and the other transactions contemplated thereby, and, except as provided by the Merger Agreement, against any competing or alternative proposal.

In May 1999, the Company formed a majority owned subsidiary, CinemaNow, Inc., to engage in the business of streaming films over the internet using Trimark Pictures' library as well as acquiring the internet rights of other films or film libraries. For further information regarding CinemaNow, see "Item
13 - Certain Relationships and Related Matters - CinemaNow, Inc."

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

Major feature films are usually scheduled for release in the home video market within four to six months after theatrical release to capitalize on the theatrical advertising and publicity for the film. Promotion of new releases is generally undertaken during the nine to twelve weeks before the release date. Videocassettes of feature films are generally sold to domestic wholesalers at approximately $40 to $60 per unit and generally are rented by consumers for fees ranging from $1 to $5 per day. Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles, including certain made-for-video programs, are priced significantly lower to encourage direct purchase by consumers. Direct sale to consumers is referred to as the "priced-for-sale" or "sell through" market. Many video distributors have also entered into revenue sharing arrangements with major video retail stores. Under such arrangements, videocassettes are sold at a reduced price to video rental stores and a percentage of the video rental revenue is then shared with the owners (or licensors) of the films. Home video arrangements in international territories are similar to those in domestic territories except that the wholesale prices may differ.

Overall growth in the domestic home video market has slowed as growth in the number of new outlets and new VCR homes has moderated. The growth in outlets designed to specifically serve the rental market has decreased over the past several years, while the number of outlets which offer videocassettes and digital video discs (DVD) for sale has increased. The sell through market continues to grow with strong sales in the traditional family entertainment market and a growing number of hit feature films initially released at prices generally below $30. Furthermore, technological developments which internet companies, regional telephone companies and others are developing could make competing delivery systems economically viable and could affect the home video marketplace.

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

BROADCAST AND BASIC CABLE TELEVISION. Broadcast television allows viewers to receive, without charge, programming broadcast over the air by affiliates of the major networks (ABC, CBS, NBC and Fox), as well as other networks (UPN and WB Network), independent television stations and cable and satellite networks and stations. In certain areas, viewers may receive the same programming via cable transmission for which subscribers pay a basic cable television fee. Broadcasters or cable systems operators pay fees to distributors for the right to air programming a specified number of times.

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

In February 1994, the Company formed a sell through unit to maximize the profit potential of its 600+ title library and acquire new products for the growing video sell through and DVD market. Currently the Company distributes or sells directly to mass merchandisers such as Wal-Mart, Costco, Target and Best Buy and others who buy large volumes of the Company's videos and DVD's to be sold directly to the consumer.

DOMESTIC THEATRICAL DISTRIBUTION RIGHTS. The Company acquires theatrical distribution rights on a selective basis and distributes motion pictures for exhibition by both major theater chains and numerous independent theaters throughout the United States.

Management of the Company considers the theatrical distribution of film important as a marketing tool which enhances video and international sales. Accordingly, the Company seeks to acquire theatrical distribution rights as part of an acquisition where possible, even if a film ultimately will not be released theatrically. The Company released six films in the theatrical market during fiscal 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company currently targets motion pictures for distribution to various demographic audiences on a specialized basis, and such pictures can be distributed less expensively on a limited or more regional basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Specialized motion pictures are characterized by underlying literary and artistic elements intended to appeal primarily to sophisticated or niche audiences and are generally substantially less expensive to produce and distribute than films produced for wide release. It is not uncommon for films to suffer theatrical losses primarily due to increased advertising expenditures, but to have increased performance in video and other ancillary media that may partially or totally offset such losses. The management of the Company believes that the theatrical market has significant upside potential should any particular film perform well. However, no assurance can be made as to results with respect to any particular release.

The Company is in various stages of post production, production, development and pre-production on a number of projects, and intends to release theatrically six
(6) to eight (8) films in fiscal 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

Domestic home video sales are promoted through regional direct sales personnel who contact home video wholesale distributors and large retail video stores. The Company's largest wholesale video customer is Ingram Entertainment, which represents approximately nine percent (9%) of net revenues for the fiscal year ended June 30, 2000. The company's largest direct retail customers are Blockbuster and Hollywood Video, which represent approximately 19% of net revenues.

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

In the international distribution market, the Company competes with a wide range of companies from small independents exclusively focused upon certain classes of motion pictures like J & M Entertainment to the major studios which have expanded distribution in international territories, such as Disney's Buena Vista International.

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

The Company is currently using the trademark, "TRIMARK PICTURES" in connection with films distributed domestically and licensed internationally and has applied for the trademark "CinemaNow" in the United States and certain other countries. The trademark "TRIMARK PICTURES" has been registered with the Commissioner of Patents and Trademarks. The Company regards its trademarks as valuable assets and believes that its trademarks are an important factor in marketing its products.

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

EMPLOYEES

As of June 30, 2000, the Company had 101 full-time employees, 42 of whom were engaged in sales and marketing. None of the Company's employees are covered by a collective bargaining agreement, although some of the Company's subsidiaries are subject to guild agreements. Management believes that its employee relations are good.


ITEM 2.  PROPERTIES

The Company is leasing corporate office space in Marina del Rey, California for a term of ten years expiring on September 3, 2009. These premises contain approximately 27,000 square feet of office space.


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


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock began trading on the over-the-counter market on June 29, 1990 following the effectiveness of the Company's Registration Statement on Form S-1. Prior to that date, there was no public market for the Common Stock. The Common Stock is listed and reported on the National Association of Securities Dealers Automated Quotation SmallCap Market ("NASDAQ") under the symbol "TMRK." As of September 1, 2000, there were 4,760,600 shares of Common Stock outstanding, excluding shares held by the Company as treasury stock, held by approximately 40 shareholders of record. Until November 1998, the Common Stock had been listed on the NASDAQ National Market, but was moved to the SmallCap when the NASD panel determined the Common Stock did not meet applicable public float requirements.

The following table sets forth the high and low sales prices as reported on NASDAQ for fiscal 1999 and fiscal 2000.


                                        Sales Prices for Common Stock
                                        -----------------------------
          Quarter Ending                      High           Low
          --------------                      ----           ---
          September 30, 1999                 5 1/4          2 3/8
          December 31, 1999                  6              2 1/2
          March 31, 2000                     7 1/2          3 1/4
          June 30, 2000                      9 31/32        4 1/8

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

                             TRIMARK HOLDINGS, INC.
                             SELECTED FINANCIAL DATA

                                                                  June 30,
                                          ------------------------------------------------------------
                                            2000        1999          1998         1997        1996
                                            ----        ----          ----         ----        ----
                                                     (in thousands, except per share data)
Earnings statement data:
Net revenues:
 Domestic:
  Home video                              $ 60,240     $ 58,242     $ 48,053     $ 38,823     $ 34,615
  Theatrical                                 2,913        1,123        8,297        5,380          286
  Television                                11,172       14,446       11,622        4,824        5,063
 International:
  All media                                 21,209       18,332       12,178       12,791       17,668
 Interactive:
  All media                                     --           --           --        1,347        2,200
                                          ------------------------------------------------------------
   Net revenues                             95,534       92,143       80,150       63,165       59,832

Film costs and distribution expenses        75,625       81,188       67,089       53,421       57,495
                                          ------------------------------------------------------------
   Gross profit                             19,909       10,955       13,061        9,744        2,337

Operating expenses:
 Selling                                     7,055        7,209        7,461        6,857        6,352
 General and administrative                  7,044        5,465        5,100        4,239        5,447
 Bad debt                                      343         (288)       1,109          321           31
                                          ------------------------------------------------------------
                                            14,442       12,386       13,670       11,417       11,830
                                          ------------------------------------------------------------

Operating earnings (loss)                    5,467       (1,431)        (609)      (1,673)      (9,493)
Other (income) expenses:
 Interest expense                            2,639        3,849        4,443        1,934          847
 Interest and investment income             (3,026)         (79)        (172)         (84)         (95)
 Minority interest                            (259)          --           --           --          (38)
                                          -------------------------------------------------------------
 Earnings(loss) before income taxes          6,113       (5,201)      (4,880)      (3,523)     (10,207)

Income taxes                                   402          (40)         299           --       (2,380)
                                          -------------------------------------------------------------
Net earnings(loss)                           5,711     ($ 5,161)    ($ 5,179)    ($ 3,523)    ($ 7,827)
                                          -------------------------------------------------------------
Other comprehensive income, net of tax    ($ 2,607)    $  3,101           --           --           --
                                          -------------------------------------------------------------
Comprehensive income(loss)                 $ 3,104     ($ 2,060)    ($ 5,179)    ($ 3,523)    ($ 7,827)
                                          -------------------------------------------------------------

Net earnings(loss) per common share:

Net earnings (loss) per
   common share basic                      $   1.24    ($  1.19)    ($  1.24)    ($  0.84)    ($  1.83)
                                          -------------------------------------------------------------
Net earnings (loss) per
   common share fully diluted              $   1.23    ($  1.19)    ($  1.24)    ($  0.84)    ($  1.83)
                                          -------------------------------------------------------------

BALANCE SHEET DATA:

Total assets                               $ 78,605    $ 83,278     $ 89,220     $ 90,223     $ 48,401
Total liabilities                            57,156      67,197       74,076       70,014       24,051
Retained earnings                             4,531      (1,180)       3,981        9,160       12,683
Stockholders' equity                         19,422      16,081       15,144       20,209       24,350


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES: Net revenues for the year ended June 30, 2000 increased $3.4 million or 4% compared with the prior fiscal year. The increase was primarily attributable to increases in international, home video and theatrical revenue offset by a decrease in television revenue. Net revenues increased $12 million, or 15%, in fiscal 1999 compared to fiscal 1998. The increase was primarily attributable to increases in most revenue segments including domestic home video, television, and international distribution, partially offset by decreases in revenue generated from theatrical exhibition.

To address the continuing competition in the domestic home video rental market, in the periods presented, the Company has focused its resources on distributing an increased number of films in the specialized theatrical market, the made for television market and home video sell through and DVD market and decreasing the releases of straight-to-video rental films. See "Liquidity and Capital Resources." The production and distribution of theatrical motion pictures requires capital commitments which may not be recouped, if at all, until the picture is released in home video, international and ancillary markets.

DOMESTIC HOME VIDEO: Net revenues from domestic home video increased $2 million or 3% for the year ended June 30, 2000 compared with fiscal year 1999. There was minimal growth in the overall revenue for home video. There was, however, significant change in the revenue components associated with home video, as home video rental revenue decreased approximately 26% and the sell through and DVD components increased over 55% and 100% respectively. The decrease in home video rental revenue was due to the release of less commercially successful theatrically exhibited films in fiscal 2000 as compared to fiscal 1999. Increasing consolidation in the rental market has also contributed to the decline in the home video rental market. The declining rental market has been offset by the expansion of the sell through and DVD markets. During fiscal 2000, the Company began releasing NBC product in the sell through market which included the highly successful "Saturday Night Live" compilations. The Company also released "Natural Born Killers, The Directors Cut" into the DVD market which resulted in the Company's largest initial DVD sale to date.

Net revenues from domestic home video increased $10.2 million or 21% for the year ended June 30, 1999 compared with fiscal year 1998. The increase in fiscal 1999 revenues was primarily due to the $6 million increase in DVD sales and $4 million increase in video sell through sales. Fifty-five (55) DVD titles were released in fiscal 1999 as compared to only 5 in the prior fiscal year. Furthermore, the increased emphasis on the exploitation of Trimark's 600+ title library contributed to the increase in video sell through sales.

The Company anticipates that the domestic home video rental market will continue to be extremely competitive.

DOMESTIC THEATRICAL DISTRIBUTION:

Net revenues from domestic theatrical distribution increased $1.8 million or 159% for the year ended June 30, 2000, compared with the prior year. The increase was primarily attributable to the performance of "Held Up" in fiscal 2000, which had a mainstream release to go along with five specialized releases, as opposed to fiscal 1999 which had six (6) specialized releases and no mainstream release.

Net revenues from domestic theatrical distribution decreased $7.2 million or 86% for the year ended June 30, 1999 compared with the prior year. The decrease was primarily attributable to the performance of the wide theatrical release film in the prior year period, "Eve's Bayou" (the title with the largest box office receipts in Company history) with no comparable theatrical release in fiscal 1999. In fiscal 1999, the Company released six (6) motion pictures in the specialized theatrical market compared to fiscal 1998 in which the Company released six (6) motion pictures theatrically, two (2) mainstream - "Eve's Bayou" and "Star Kid," three (3) specialized - "Box of Moonlight," "Chinese Box" and "The Ugly" and one limited - "Chairman of the Board".

The Company anticipates releasing six (6) to eight (8) titles in the specialized and limited theatrical markets in fiscal 2001 (see Liquidity and Capital Resources).

TELEVISION DISTRIBUTION: Net revenues from television distribution which includes such media as network, basic cable, pay television, pay-per-view and syndication decreased $3.3 million or 23% for the year ended June 30, 2000 compared with the prior year. The decrease was primarily due to the Company's first network movie-of-the-week film, "The Simple Life of Noah Dearborn" which was released in fiscal 1999. The Company had no network releases in fiscal year 2000. The Company anticipates distributing four (4) to six (6) pictures for the made for television market in fiscal 2001 (see Liquidity and Capital Resources).

In fiscal 1999, television revenue increased $2.8 million or 24% compared with fiscal 1998. The increase was due to the release of "The Simple Life of Noah Dearborn" in fiscal 1999, with no comparable release in the prior fiscal year.

INTERNATIONAL DISTRIBUTION: Net revenues from international distribution increased $2.9 million or 16% for the year ended June 30, 2000 compared with the prior year. Trimark released eleven (11) pictures into the international market during fiscal 2000 as opposed to seven (7) during the prior year.

Net revenues from international distribution increased $6.2 million or 51% for the year ended June 30, 1999 compared with the prior year. Trimark's business plan emphasizes the production and acquisition of films with strong international commercial appeal. Thus, the fiscal 1999 international releases of "Cube," "Diplomatic Siege," and "King Cobra" were highly successful in this market without any comparable commercially successful releases in fiscal 1998.

During fiscal 2001 the Company plans to release approximately ten (10) to twelve
(12) motion pictures initially into international distribution.

GROSS PROFIT: The Company's gross profit for the year ended June 30, 2000 increased $9 million or 82% compared with the prior year. The increase in gross profit was primarily the result of the $3.4 million increase in gross sales along with a $1.1 million decrease in film write downs to net realizable value from $9.7 million during fiscal 1999 to $8.6 million in fiscal 2000. Gross profits also increased as a result of the release of more profitable films in fiscal 2000 as compared to 1999. Estimated total revenues and costs are reviewed on a quarterly basis and revisions to amortization rates are made as necessary, including write downs to net realizable value.

In fiscal 1999 gross profit decreased $2.1 million or 16% compared with the prior year. The decrease in gross profit was primarily a result of the $9.7 million write down in fiscal 1999 coupled with the reduction in the estimated future value of older films offset by a $12 million increase in gross sales. These write downs primarily related to a charge associated with the lower than anticipated performance of the January 1998 domestic theatrical release of "Star Kid" and a write down associated with management's decision not to release "Chairman of the Board" with a wide theatrical release, but rather to have a selected market theatrical release.

SELLING EXPENSES: The Company's selling expenses decreased $154,000 or 2% for the year ended June 30, 2000 compared with the prior year. The decrease was primarily due to the Company's continued review of costs associated with film festivals and markets, travel and entertainment costs as well as consulting fees.

The Company's selling expenses decreased $252,000 or 3% in fiscal 1999 as compared to the prior year primarily due to the reduction in theatrical operations. The Company disbanded its regional theatrical sales operations during the fourth quarter of fiscal 1998.

Selling expenses as a percentage of net revenues for fiscal 2000, fiscal 1999 and fiscal 1998 were 7%, 8% and 9%, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses increased $1.6 million or 29% for the year ended June 30, 2000 compared with the prior year. The increase was largely due to the increase in salaries associated with bonuses and the newly formed subsidiary CinemaNow, Inc. The Company issued bonuses for the first time in five years as a result of its return to profitability. Furthermore, normal salary costs also increased as a result of a 25% increase in the salary of the Chief Executive Officer of the Company who had not received a salary increase in seven years. Also, CinemaNow, Inc. contributed $754,000 in general and administrative expenses during the year which were not incurred in the previous fiscal year.

General and administrative expenses increased $365,000 or 7% for the year ended June 30, 1999 compared with the prior year. The increase was primarily due to increases in medical benefits, consulting and accounting fees.

BAD DEBT EXPENSE: Bad debt expense for the year ended June 30, 2000 increased $631,000 or 219% compared with the same period in fiscal 1999 and decreased $1.4 million or 126% for the year ended June 30, 1999 compared with fiscal 1998. Bad debt expenses for the periods primarily represent reserves taken against domestic video and foreign sales. The increase was partially due to the $490,000 reserve for the video distributor MS Distribution which ceased doing business in April 2000. During fiscal 1999 the Company collected $388,000 on past due video sales, which reduced the reserve balance during the period. The Company took $852,000 in reserves during fiscal 1998 due to the Asian currency crisis. No comparable reserves were taken during fiscal 1999 because of the recovering Asian economy.

INTEREST EXPENSE: Interest expense decreased $1.2 million or 31% for the year ended June 30, 2000 compared with the prior year and decreased $594,000 or 13% for the year ended June 30, 1999 compared with the year ended June 30, 1998. The decrease in interest expense during fiscal 2000 was primarily due to lower average borrowing levels as compared to fiscal 1999. The debt balance decreased $14.3 million or 30% from June 30, 1999 to June 30, 2000. The debt balance decreased $8.9 million or 15.6% from June 30,1998 to June 30,1999.

INTEREST AND INVESTMENT INCOME: Interest and investment income increased $2.9 million for the year ended June 30, 2000 compared with the prior year. The increase was primarily due to the realized gain on the sale of Yahoo,Inc. shares during fiscal 2000.

Interest and investment income decreased $93,000 for the year ended June 30,1999 compared with the prior year as all excess cash was used to reduce the Company's debt.

NET EARNINGS/LOSS: The Company's net earnings for fiscal 2000 were $5.7 million, an increase of $10.9 million or 211%. The increase was primarily due to the $9 million increase in gross profits along with the $3.0 million gain in the sale of Yahoo, Inc. shares.

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

OTHER COMPREHENSIVE INCOME: The other comprehensive income reported during the twelve month period ending June 30, 2000 is a result of the realized and unrealized gain in Yahoo!, Inc. shares resulting from the sale of the stock and change in stock price during the period. The accumulated comprehensive income reported at June 30, 2000 and June 30, 1999 resulted from the change in per share price of Yahoo!, Inc. at June 30, 2000 and June 30, 1999.


                                                                            Years Ended June 30,
                                                                      -----------------------------
                                                                          2000             1999
                                                                      ------------     ------------
                                                                              (in thousands)
Unrealized holding gains arising during period                        $        256     $      3,101
Less: Reclassification adjustment for gains included in net income          (2,439)              --
Reversal of unrealized gain                                                   (424)              --
                                                                      ------------     ------------
Other comprehensive income, net of tax                                      (2,607)           3,101
                                                                      ------------     ------------
Prior period accumulated comprehensive income                                3,101               --
Accumulated comprehensive income year end                             $        494     $      3,101
                                                                      ============     ============

INFLATION:

Generally, costs in connection with the acquisition and distribution of motion pictures for release have increased in recent years. Such cost increases may affect results of operations in the future; however, the Company believes that the effect of such factors has not been material to date.


LIQUIDITY AND CAPITAL RESOURCES:

The Company relies on cash generated by operations and borrowings under its credit facility to finance its operations. The Company's cash flows from operating, investing and financing activities for the years ended June 30, 2000, 1999 and 1998 were as follows:

                                                 Years Ended June 30,
                                     ------------------------------------------
                                         2000           1999           1998
                                     ------------   ------------   ------------
                                                   (in thousands)
   Net cash provided(used) by
     operating activities                8,306         10,083         (1,854)
   Net cash provided (used) by
     investing activities                4,795           (263)          (316)
   Net cash used by financing
     activities                        (11,808)        (8,858)          (336)

Cash provided by operations decreased by $1.8 million for the fiscal year ended June 30, 2000. The decrease was caused by a number of factors. Film amortization costs decreased $5.8 million as the Company released more profitable films and film write downs to net realizable value decreased from the prior year. In addition, accounts receivable increased $4.1 million due to a number of films being released late in the fiscal year to domestic television and international markets as opposed to the prior fiscal year. Additions to film costs also increased from the prior year by $3.5 million primarily as a result of prints and advertising costs associated with the mainstream release of the film "Held Up." The Company did not have any mainstream theatrical releases in the prior year. The change in inventory also increased by $1.2 million as a result of the increase in sell through and DVD product due to the production of over 300,000 units of the film "Jesus." The change in minimum guarantees and royalties payable decreased by $4.9 million as the majority of films in production were almost completed by fiscal year end as opposed to the prior year when Turbulence II was in the middle of production. Finally, the Company recognized $2.3 million on the sale of Yahoo!, Inc. shares, whereas there was no comparable sale in the previous fiscal year. These decreases were partially offset by a $10.9 million increase in net earnings from the prior year and an increase of accounts payable of $6.7 million due to the production of the "Jesus" units.

Investing activities for the year ended June 30, 2000, primarily consisted of expenditures associated with the development of the CinemaNow website and income from the sale of Yahoo, Inc. shares. Investing activities for 1999 and 1998 have primarily consisted of expenditures on production equipment and computer hardware and software.

Financing activities, consisting primarily of activity under the Company's credit facility, decreased $3.0 million in fiscal year 2000 as compared to fiscal year 1999. The decrease was primarily the result of the reduction in the outstanding debt balance using proceeds obtained from operating cash flows along with proceeds received from the sale of Yahoo, Inc. shares. This allowed the Company to reduce its outstanding debt balance by $14.3 million or 30% from the June 30, 1999 year end balance. Borrowings under the credit facility in fiscal 1999 and 1998 also decreased primarily as the result of the increase in operating cash flow. The Company reduced its focus on theatrical distribution, thereby reducing expenditures associated with prints and advertising costs.

On June 6, 2000, the Company, Lions Gate Entertainment Corp., a British Columbia corporation ("Lions Gate") and LGE Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Lions Gate ("Merger Sub"), executed an Agreement and Plan of Merger (the "Merger Agreement") providing for the acquisition of the Company by the form of a merger (the "Merger") of the Company with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Lions Gate. In the Merger, each share of the common stock of the Company ("Common Stock") will be exchanged for (i) US$4.50 in cash and (ii) two (2) shares, without par value, of the common shares of Lions Gate (the "Lions Gate Common Shares"); provided, however, that if the average of the last reported sale price of Lions Gate Common Shares on the American Stock Exchange during the 30 consecutive trading days ending October 6, 2000 (the "Current Market Price") is less than US$2.75 per share, then the number of Lions Gate Common Shares to be issued for each share of Common Stock shall be the result obtained by dividing US$5.50 by the Current Market Price. The consummation of the Merger is subject to the approval of the Merger by holders of a majority of the Common Stock of the Company and to certain other customary closing conditions. A special meeting of the stockholders of the Company to vote on the Merger will be held on October 12, 2000. On September 26, 2000, the shareholders of Lions
Gate approved the Merger.

In connection with the Merger Agreement, Mark Amin, the Company's Chairman of the Board and Chief Executive Officer, and his brother, Reza Amin, who beneficially own, in the aggregate, approximately 45% of the outstanding Common Stock, and Lions Gate entered into the Trimark Stockholders Voting Agreement, dated June 6, 2000 (the "Voting Agreement"). Pursuant to the Voting Agreement, Mark Amin and Reza Amin, solely in each of their individual capacities as a stockholder of the Company, agreed, among other things, to vote their Common Stock in favor of the Merger Agreement and the other transactions contemplated thereby, and, except as provided by the Merger Agreement, against any competing or alternative proposal.

The Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., on December 20, 1996 entered into a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank which replaced a $25 million revolving credit facility with Bank of America NT & SA and Westdeustche Landesbank. The credit facility expires December 20, 2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the borrowing base, as defined in the Credit Agreement, which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and certain of its subsidiaries and is secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.5% above Chase Manhattan's prime rate or 2.5% above the London Interbank Offered Rate for Eurodollars for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.3725% per annum. As of June 30, 2000 there was $34 million outstanding under the credit facility.

The credit agreement contains various financial and other covenants to which the Company must adhere. These covenants, among other things, require the maintenance of minimum net worth and various financial ratios which are reported to the bank on a quarterly basis and include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, affiliate transactions and the use of proceeds. In relation to management's strategic review and release schedule described below, the Company amended the current credit agreement as of September 27,1999, December 20,1999, March 29, 2000, and June 16, 2000. The amended agreement provides for less stringent minimum net worth ratios and minimum equity requirement. In consideration for the adjustment of these ratios and minimum equity requirement, the amended credit facility reduces the borrowing limits over the remaining life of the credit facility. For the year ended June 30, 1999, the borrowing limit was $60 million. By January 31, 2000, the borrowing limit was reduced to $50 million and by June 30, 2000 was reduced to $45 million. The amendments to the debt covenants and borrowing limits were structured to incorporate the Company's overall strategy and presently planned productions, acquisitions, distribution, and overhead expenditures. The Company is in compliance with all debt covenants as of June 30, 2000.

It is expected that the Company's current credit facility will terminate upon the Merger with Lions Gate, and that the Company will become party to Lions Gate's credit facility. In the absence of the Merger, the Company would need to extend its existing credit facility or arrange alternative financing, as the current credit facility expires in December 2000.

In the domestic specialized theatrical market the Company plans to release six
(6) to eight (8) motion pictures during fiscal 2001. Furthermore, the Company plans to release approximately thirty-six (36) motion pictures into the domestic home video rental market and to continue to expand distribution in the sell through market. The Company intends to sell four (4) to six (6) films and "movies of the week" which will premier on major cable networks or broadcast stations. Also in fiscal 2001 the Company plans to release approximately ten
(10) to twelve (12) motion pictures initially into the international distribution market.

Technicolor Videocassette, Inc. currently serves as the Company's video cassette duplicator and fulfillment contractor. Technicolor Videocassette, Inc. has a general lien on all of the Company's materials and products in its possession.

The Company was authorized to spend up to $50,000 in fiscal 2000 to purchase shares of its outstanding common stock in the open market or otherwise. The amended debt covenant at March 27, 2000 increased the limit to the purchase of outstanding common stock to

$750,000 per fiscal year. During fiscal year 2000, the Company purchased 8,100 shares at an average price of $5.6473 per share.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business", and "Market for the Registrants Common Equity and Related Stockholder Matters" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: Changes in public tastes, industry trends and demographic changes, which may influence the distribution and exhibition of films in certain areas; public reaction to and acceptance of the Company's video, theatrical and television product, which will impact the Company's revenues; competition, including competition from major motion picture studios, which may affect the Company's ability to generate revenues; reliance on management and key personnel; consolidation in the retail video industry; whether the Company's current strategy which includes theatrical releases of only specialized films and production and acquisition of made for television product is successful; new methods of distributing motion pictures; the timing or benefits of the Merger; and other factors referenced in this Form 10-K and the Company's other filings with the Securities and Exchange Commission, including the September 8, 2000 proxy statement/prospectus relating to the Merger.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not consider the potential loss of future earnings caused by interest rate volatility to have a material impact on its financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF TRIMARK HOLDINGS, INC.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) on page 76 present fairly, in all material respects, the financial position of Trimark Holdings, Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) on page 76 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Century City, California
September 21, 2000

                             TRIMARK HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                    -----------------------------------------
                    (Dollars in Thousands, Except Share Data)

                                                                      June 30,        June 30,
                               ASSETS                                   2000            1999
                                                                    ------------    ------------
Cash and cash equivalents                                           $      2,314    $      2,121
Accounts receivable, less allowances of
   $7,282 and $5,352, respectively, and unearned
   interest of $118,000 and $0, respectively (Note 2)                     25,374          20,231
Film costs, net (Note 2)                                                  42,703          49,230
Deferred marketing costs                                                   1,031           1,518
Inventories, net (Note 2)                                                  3,108           1,552
Investments (Note 2)                                                       1,073           6,036
Property and equipment at cost, less accumulated
 depreciation of $3,326 and $2,872, respectively (Note 2)                  1,211             565
Due from officers                                                            812             792
Other assets                                                                 979           1,233
                                                                    ------------    ------------

                                                                    $     78,605    $     83,278
                                                                    ============    ============


                LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving line of credit                                            $     34,000    $     48,330
Accounts payable and accrued expenses                                     10,048           5,710
Minimum guarantees and royalties payable                                  11,923          12,204
Deferred income                                                              594             889
Income taxes payable                                                         591              64
                                                                    ------------    ------------

          Total liabilities                                               57,156          67,197
                                                                    ------------    ------------

Commitments and contingencies (Note 10)

Minority interest                                                          2,027              --
                                                                    ------------    ------------

Stockholders' equity:
   Common stock, $.001 par value.  Authorized
     20,000,000 shares; 5,631,992 shares issued
     at June 30, 2000 and 5,570,092                                            6               6
     Shares issued at June 30, 1999
   Additional paid in capital                                             18,899          18,617
   Preferred stock, $.01 par value.  Authorized
     2,000,000 shares; no shares issued and
     outstanding                                                              --              --
   Retained earnings                                                       4,531          (1,180)
   Accumulated comprehensive income                                          494           3,101
   Less treasury shares, at cost - 973,515 shares
     and 965,415 shares                                                   (4,508)         (4,463)
                                                                    ------------    ------------

          Stockholders' equity                                            19,422          16,081
                                                                    ------------    ------------

                                                                    $     78,605    $     83,278
                                                                    ============    ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRIMARK HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      -------------------------------------
            (Dollars in Thousands, Except Earnings/(Loss) Per Share)

                                                               Years Ended June 30,
                                                    ------------------------------------------
                                                        2000           1999           1998
                                                    ------------   ------------   ------------
Net revenues                                        $     95,534   $     92,143   $     80,150

Film costs and distribution expenses                      75,625         81,188         67,089
                                                    ------------   ------------   ------------

        Gross profit                                      19,909         10,955         13,061
                                                    ------------   ------------   ------------

Operating expenses:
   Selling                                                 7,055          7,209          7,461
   General and administrative                              7,044          5,465          5,100
   Bad debt                                                  343           (288)         1,109
                                                    ------------   ------------   ------------

                                                          14,442         12,386         13,670
                                                    ------------   ------------   ------------

        Operating earnings (loss)                          5,467         (1,431)          (609)

Other (income) expenses:
   Interest expense                                        2,639          3,849          4,443
   Interest and investment income                         (3,026)           (79)          (172)
   Minority interest                                        (259)            --             --
                                                    ------------   ------------   ------------

                                                            (646)         3,770          4,271
                                                    ------------   ------------   ------------

        Earnings (loss) before income taxes                6,113         (5,201)        (4,880)

Income taxes (Note 6)                                        402            (40)           299
                                                    ------------   ------------   ------------

          Net earnings (loss)                       $      5,711   $     (5,161)  $     (5,179)
                                                    ------------   ------------   ------------

     Weighted average number of common shares
        basic (Note 2)                                     4,623          4,341          4,183
                                                    ============   ============   ============

     Net earnings (loss) per common share
        basic (Note 2)                              $       1.24   $      (1.19)  $      (1.24)
                                                    ============   ============   ============

     Weighted average number of common shares
        fully diluted (Note 2)                             4,647          4,341          4,183
                                                    ============   ============   ============

     Net earnings (loss) per common share
        fully diluted (Note 2)                      $       1.23   $      (1.19)  $      (1.24)
                                                    ============   ============   ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRIMARK HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      -------------------------------------
                             (Dollars in Thousands)

                                             Common stock
                                        -----------------------

                                                                              Accumulated
                                                                  Additional     other                                     Total
                                                                   paid in   comprehensive   Retained     Treasury    stockholders'
                                         Shares        Amount      capital       income      earnings       stock         equity
                                        ----------   ----------   ----------  -------------  ----------   ----------   ------------
Balance, June 30, 1997                   4,146,881            5       15,474           --        9,160       (4,430)      20,209

Exercise of stock options                   35,746           --          114           --           --           --          114

Net loss                                        --           --           --           --       (5,179)          --       (5,179)
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, June 30, 1998                   4,182,627            5       15,588           --        3,981       (4,430)      15,144
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------

Purchase of treasury stock (Note 8)        (13,215)                                                             (33)         (33)

Exercise of stock options                   22,902                        95           --           --           --           95

Issuance of stock on equity
investment                                 412,363            1        2,934           --           --           --        2,935

Net loss                                        --           --           --           --       (5,161)          --       (5,161)

Other comprehensive income, net
of tax                                          --           --           --        3,101           --           --        3,101
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, June 30, 1999                   4,604,677   $        6   $   18,617   $    3,101   $   (1,180)  $   (4,463)  $   16,081
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------


Purchase of treasury stock (Note 8)         (8,100)          --           --           --           --          (45)         (45)

Exercise of stock options                   61,900           --          282           --           --           --          282

Net earnings                                                 --           --           --        5,711           --        5,711

Other comprehensive income, net of tax          --           --           --       (2,607)          --           --       (2,607)
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, June 30, 2000                   4,658,477   $        6   $   18,899   $      494   $    4,531   $   (4,508)  $   19,422
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRIMARK HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      -------------------------------------
                             (Dollars in Thousands)

                                                                           Years Ended June 30,
                                                               --------------------------------------------
                                                                   2000            1999            1998
                                                               ------------    ------------    ------------
Operating activities:
  Net earnings/(loss)                                          $      5,711    $     (5,161)   $     (5,179)
  Adjustments to reconcile net earnings/(loss) to
    Net cash used by operating activities:
      Film amortization                                              46,922          52,704          44,976
      Depreciation and other amortization                               454             439             384
      Gain or sale of Yahoo!, Inc. shares                            (2,439)             --              --
      Provision for returns and bad debt                              1,930            (653)          1,995
      Provision for inventory obsolescence                              789            (268)            (11)
      Minority interest                                                (259)             --              --
      Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable                  (7,073)         (3,010)          4,561
         Additions to film costs                                    (40,394)        (36,870)        (52,747)
         Decrease (increase) in deferred marketing costs                487             445            (267)
         Increase in inventories                                     (2,345)            (94)           (529)
         Increase in notes receivable from officers                     (20)            (12)           (118)
         Decrease in other assets                                       254             522             570
         Increase (decrease) in accounts payable and
           accrued expenses                                           4,338          (2,350)            485
         (Decrease) increase in minimum guarantees and
           royalties payable                                           (281)          4,581           4,231
         Increase (decrease) in income taxes payable                    527              21             (22)
         Decrease in deferred income                                   (295)           (211)           (183)
                                                               ------------    ------------    ------------

           Net cash provided (used) by operating activities           8,306          10,083          (1,854)
                                                               ------------    ------------    ------------

Investing activities:
  Acquisition of property and equipment                              (1,100)           (263)           (316)
  Sale of equity investments                                          4,795              --              --
                                                               ------------    ------------    ------------

           Net cash provided (used) by investing activities           3,695            (263)           (316)
                                                               ------------    ------------    ------------

Financing activities:
 Net decrease in revolving line of credit                           (14,330)         (8,920)           (450)
 Exercise of stock options                                              282              95             114
 Purchase of treasury stock                                             (45)            (33)             --
 Funds provided by minority shareholders                              2,285              --              --
                                                               ------------    ------------    ------------

           Net cash used by financing activities                    (11,808)         (8,858)           (336)
                                                               ------------    ------------    ------------

  Increase (decrease) in cash and cash equivalents                      193             962          (2,506)

Cash and cash equivalents at beginning of period                      2,121           1,159           3,665
                                                               ------------    ------------    ------------

Cash and cash equivalents at end of period                     $      2,314    $      2,121    $      1,159
                                                               ============    ============    ============


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

CinemaNow, Inc., a majority owned subsidiary of the Company, was formed for the purpose of streaming films over the internet using Trimark Pictures' library as well as acquiring the internet rights of other films or film libraries.


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

FILM ACCOUNTING

In June 2000, The AcSEC issued SOP 00-2, Accounting by Producers or Distributors of Films. The SOP supersedes current film accounting standards related to the recognition of revenues, costs and film cost valuation and must be adopted by companies for fiscal years beginning after December 15, 2000. The SOP requires that advertising costs for theatrical and television product be expensed as incurred. Furthermore, revenue associated with the home video market must be recognized upon availability to customers (street date) and not the date the product is shipped. If the Company elects to adopt SOP 00-2 as of July 1, 2000, the Company expects to incur a non-cash charge of approximately $6.0 million on a pre-tax basis to reduce the carrying value of film inventory, which would be reported as a cumulative effect of a change in accounting principle.

CASH

Cash includes cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of the Company's cash equivalents approximate fair value due to their short nature.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts was increased by $342,000 for fiscal 2000, decreased by $293,000 for 1999, and increased by $1.1 million for 1998.

INVENTORIES

Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market using a first-in/first-out (FIFO) method of accounting.

INVESTMENTS

Investments represent equity shares, which are available for sale and reported at the market price as of June 30, 2000.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost net of depreciation. Depreciation of property and equipment is computed using the straight-line method, based on estimated useful lives of three to seven years. Web design costs included in property and equipment are capitalized in accordance with SOP 98-1.

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

NET INCOME/LOSS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share," ("SFAS 128") which is effective for periods ended after December 15, 1997. The Company adopted SFAS 128 in fiscal year 1997. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share.

Basic earnings and loss per common share amounts are based on the weighted average number of common shares outstanding during the respective periods. Dilutive earnings and loss per common share amounts are based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options when the effect of such conversions would have been dilutive to net earnings and loss. There is no assumed conversion of stock options for fiscal 1999 and fiscal 1998 as the effect would be anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted net earnings and loss per common share:


                                           Years ended June 30,
                               ------------------------------------------
                                   2000           1999           1998
                               ------------   ------------   ------------
                                              (in thousands)
     Basic shares -
         weighted average of
         common shares
         outstanding                  4,623          4,341          4,183
     Additional shares
         assuming
         conversions of
        stock options                    24             --             --
                               ------------   ------------   ------------
                                      4,647          4,341          4,183
                               ------------   ------------   ------------

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale. The Company adopted SFAS 130 in fiscal 1999. The other comprehensive income reported during the twelve month period ending June 30, 2000 is a result of the realized and unrealized gain in Yahoo!, Inc. shares resulting from the sale of the stock during the period. The other comprehensive income reported at June 30, 2000 and June 30, 1999 resulted from the change in per share price of Yahoo!, Inc. net of taxes of $10,000 and $63,000 at June 30, 2000 and June 30, 1999, respectively.

                                                                              Years ended June 30,
                                                                         ---------------------------
                                                                             2000           1999
                                                                         ------------   ------------
                                                                                (in thousands)
Unrealized holding gains arising during period                           $        256   $      3,101
Less: Reclassification adjustment for gains included in net income             (2,439)            --
Reversal of unrealized gain                                                      (424)            --
                                                                         ------------   ------------
Other comprehensive income, net of tax                                         (2,607)         3,101
                                                                         ------------   ------------
Prior period accumulated comprehensive income                                   3,101             --
Accumulated comprehensive income year end                                $        494   $      3,101
                                                                         ============   ============


NOTE 3 - FILM COSTS:

Film costs, net of amortization, consist of the following:

                                                         June 30,
                                                ---------------------------
                                                    2000           1999
                                                ------------   ------------
                                                       (in thousands)
     Released                                         35,297         36,352
     Completed not released                            2,982          3,938
     In process and development                        4,424          8,940
                                                ------------   ------------
                                                $     42,703   $     49,230
                                                ------------   ------------

Based on the Company's estimate of future revenues as of June 30, 2000, approximately 95% of unamortized released film costs will be amortized during the next three years.


NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                         June 30,
                                                ---------------------------
                                                    2000           1999
                                                ------------   ------------
                                                       (in thousands)
      Accounts payable                          $      6,939   $      3,953
      Accrued marketing costs                          2,179          1,562
      Accrued other expenses                             930            195
                                                ------------   ------------
                                                $     10,048   $      5,710
                                                ------------   ------------

NOTE 5 - DEBT:

The Company's principal operating subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., have a $75 million revolving credit facility with a consortium of banks agented and arranged by The Chase Manhattan Bank expiring on December 20,

2000. Under the credit agreement, the Company may borrow for various corporate purposes provided that the aggregate borrowings do not exceed the borrowing base, as defined in the Credit Agreement, which is derived from specified percentages of approved accounts receivable and film library. The credit agreement is guaranteed by the Company and secured by substantially all of the assets of the Company and its significant subsidiaries. Loans outstanding under the credit facility bear interest at the rate of 1.5% above Chase Manhattan's prime rate (9.5% and 8% at June 30, 2000 and June 30, 1999, respectively) or 2.5% above the London Interbank offered rate for the loan term specified. An unused commitment fee is payable on the average unused availability under the credit facility, at the rate of 0.3725% per annum. As of June 30, 2000 there were $34 million outstanding under the bank facility.

The Credit Facility is collateralized by an interest in substantially all of the Company's assets and contains various covenants including, among other provisions, the maintenance of a minimum consolidated tangible net worth and certain financial ratios. For the quarter ended December 31, 1997 the Company was in violation of certain of these covenants, however the Banks granted a waiver of these violations and amended the net worth covenant for the duration of the Credit Facility. The Company also amended the Credit Facility in December 1998, June 1999, March 2000, and June 2000 which provided for less stringent minimum net worth ratios and reduced the minimum equity requirement. In consideration for the amendments, the borrowing limits were reduced to $60 million at March 31, 1999, $50 million at January 31, 2000, and $45 million at June 30, 2000.

It is expected that the Company's current credit facility will terminate upon the Merger with Lions Gate, and that the Company will become party to Lions Gate's credit facility. In the absence of the Merger, the Company would need to extend its existing credit facility or arrange alternative financing, as the current credit facility expires in December 2000.

In connection with the credit facility, the Company has capitalized debt issuance costs as other assets which are being amortized on a straight line basis over the term of the agreement.

NOTE 6 - INCOME TAXES:

Consolidated income/(loss) before income taxes consists of the following:

                                            Years ended June 30,
                                     2000            1999            1998
                                 ------------    ------------    ------------
                                                (in thousands)
     Domestic                          $1,439         ($3,772)        ($4,291)
     Foreign                            4,674          (1,429)           (589)
                                 ------------    ------------    ------------
                                       $6,113         ($5,201)        ($4,880)
                                 ------------    ------------    ------------

     The provision for income taxes is summarized as follows:

                                                   Years ended June 30,
                                       2000            1999            1998
                                   ------------    ------------    ------------
                                                  (in thousands)
     Current
       Federal                     $        379    $       (240)   $         --
       State                                250              15              15
       Foreign                               82             185             284
                                   ------------    ------------    ------------
                                            711             (40)            299
                                   ------------    ------------    ------------
     Deferred
       Federal                             (309)             --              --
       State                                 --              --              --
                                   ------------    ------------    ------------
                                           (309)             --              --
                                   ------------    ------------    ------------
                                   $        402    $        (40)   $        299
                                   ------------    ------------    ------------

The components of the deferred tax assets and liabilities are summarized as follows:

                                                         Years ended June 30,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
                                                          (in thousands)
     Deferred Tax Assets:
       Net operating loss carryforward             $      2,306    $      9,403
       Foreign tax credit carryforward                       --             433
       Reserves and allowances                            2,226           1,249
       Bad debts                                            882           1,009
       Deferred income                                      236             399
       State income taxes                                    80               8
       AMT Credit                                           309              --
       Investments                                          350              --
       Other                                                225             256
                                                   ------------    ------------
                                                          6,614          12,757
     Deferred Tax Liabilities:
       Film cost amortization                              (382)         (5,214)
                                                   ------------    ------------
     Net deferred tax asset before
       valuation allowance                                6,232           7,543
     Valuation allowance                                 (5,923)         (7,543)
                                                   ------------    ------------
      Net deferred tax asset                       $        309    $          0
                                                   ------------    ------------

A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:


                                                 Years ended June 30,
                                   ----------------------------------------------
                                       2000             1999             1998
                                   ------------     ------------     ------------
     Federal income tax rate             34.0%           (34.0%)          (34.0%)
     State taxes, net of
      federal income tax benefit         (0.9%)            0.2%            (0.2%)
     Foreign taxes, net of
      federal income tax benefit          0.9%             3.6%             5.8%
     Meals and entertainment
      Disallowance                        0.6%             1.0%             1.0%
     Income tax refund                     --             (4.6%)             --
     Valuation Allowance                (26.5%)           32.7%            29.4%
     Other                               (1.6%)            0.3%             3.8%
                                   ------------     ------------     ------------
                                          6.5%            (0.8%)            6.1%
                                   ------------     ------------     ------------

As of June 30, 2000 and June 30, 1999, the Company has a net deferred tax asset balance of $309,000 and $0, an income taxes payable balance of $591,000 and $64,000, and a taxes receivable balance of $240,000 and $240,000, respectively. The utilization of net operating loss carryforwards in the current year has generated a federal Alternative Minimum Tax ("AMT") liability of approximately $309,000 that has been included in the current year income taxes payable balance.

The net decrease of approximately $1.6 million in the valuation allowance is primarily attributable to the reversal of reserves against the net operating loss carryforwards ("NOL") that were utilized against current year book income.

As a result of the acquisition of Trimark Television (formerly IBS) by the Company, approximately $5.5 million in federal income tax NOL's were acquired. The NOL's expire in the years 2004-2006. The Internal Revenue Code of 1986, as amended, imposes substantial limitations on the use of NOL carryforwards acquired in such an acquisition. Accordingly, a valuation allowance has been established in prior years and the related balance at June 30, 2000 is approximately $2.1 million. For federal income tax purposes, NOL's may be carried forward twenty (20) years, or until such time as they are fully utilized. For California purposes, NOL's may be carried forward for five (5) years or until such time as they are fully utilized.

NOTE 7 - MINORITY INTEREST:

In the first quarter of calendar year 2000, pursuant to the terms of a Securities Purchase Agreement dated as of January 6, 2000, as amended, the Company's majority-owned subsidiary, CinemaNow, Inc. ("CinemaNow"), completed a private placement financing to accredited investors of 3,385,182 shares of CinemaNow Series A Convertible Preferred Stock, yielding approximately $2,285,000. In the event of a liquidation of CinemaNow, the holders of Series A Preferred Stock shall be entitled to receive an amount per share equal to the original Series A issue price plus any accrued but unpaid dividends on such shares if the assets and funds of CinemaNow are sufficient to permit such payment. At June 30, 2000, the minority interest balance attributable to CinemaNow, net of the minority interest share of CinemaNow's losses was $2,027,000.

NOTE 8 - STOCK OPTIONS:

Under the Company's stock option plans, employees and directors may be granted nonqualified stock options ("options"). Generally, options are exercisable contingent upon the grantee's continued employment with the Company and generally have been granted with an exercise price equal to the fair market value of the underlying Common Stock on the date of grant. Each option is granted subject to various terms and conditions established on the date of grant, including vesting periods and expiration dates. The options typically become exercisable at the rate of 33.3% annually, beginning one year after the date of grant. Options generally expire 10 years after the date of grant. As of June 30, 2000 and 1999, a total of 945,092 and 979,369 options, respectively had been approved for issue under employee option plans and other arrangements. As of June 30, 2000 and 1999, a total of 106,000 and 40,000 options, respectively had been approved for issue under the director option plan. Stock option data follows:


                                               2000                           1999                          1998
                                    ----------------------------  -----------------------------  ----------------------------
                                                     Weighted                       Weighted                      Weighted
                                                     Average                        Average                       Average
                                                     Exercise                       Exercise                      Exercise
                                       Shares         Price          Shares          Price          Shares         Price
                                    -------------  -------------  --------------  -------------  -------------  -------------
     Outstanding at July 1            567,723             $4.36     582,959               $5.28     691,809             $5.20
         Granted                       38,000             $3.80     175,000               $5.49      13,500             $5.22
         Exercised                    (61,900)            $3.00     (22,902)              $4.44     (35,746)            $3.20
         Purchased                    (11,000)            $3.00          --                  --     (20,000)            $4.09
         Terminated                        --                --    (175,334)              $5.72     (66,604)            $5.95
                                    -------------                 --------------                 -------------
     Outstanding at June 30           532,823             $4.50     567,723               $4.36     582,959             $5.28
                                    =============                 ==============                 =============
     Exercisable at June 30           405,048             $4.42     414,243               $4.24     441,408             $5.25
                                    =============                 ==============                 =============
     Available for grant at
        June 30                       269,322                       268,599                         272,265
                                    =============                 ==============                 =============

During fiscal 2000, the Board authorized the purchase of 11,000 shares from a former employee at a negotiated price.

During fiscal 1998, the Board authorized the purchase of 20,000 shares from a former employee at a negotiated price.

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2000:

                                    Options Outstanding                  Options Exercisable
                          ----------------------------------------  ----------------------------
                                           Weighted
                                           Average
                                          Remaining
                                         Contractual     Weighted                  Weighted
     Range of                               Life         Average                    Average
     Exercise                 Number         in          Exercise      Number       Exercise
      Prices                of Shares       Years         Price      of Shares       Price
------------------------  ------------  ------------  ------------  ------------  ------------
$2.75 - $4.75                  220,123          6.62      $   3.56       154,113      $   3.31
$5.00 - $6.25                  312,700          6.52      $   5.16       250,935      $   5.10
                          ------------  ------------  ------------  ------------  ------------
$2.75 - $6.25                  532,823          6.56      $   4.50       405,048      $   4.42
                          ============  ============  ============  ============  ============

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

Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pretax and after tax income would decrease by $151,000 or $0.03 per share, $548,000 or $0.12 per share and $457,000 or $0.11 per share in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The weighted average fair value of each option as of the grant date was $2.12, $4.44 and $2.97 for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         Fiscal 2000     fiscal 1999     fiscal 1998
                                         ------------    ------------    ------------
      Expected dividend yield (a)                --              --              --
      Expected stock price volatility         81.00%         167.56%          78.45%
      Risk-free interest rate                  6.25%           5.82%           5.37%
      Expected life of options (years)         4.05            6.20            5.48


(a) During fiscal 2000, 1999 and 1998, the Company did not declare any cash dividends on its common stock. The Company does not have any present intention to declare a dividend on its common stock in the foreseeable future.

NOTE 9 - TREASURY STOCK:

On February 21, 1997, the Company announced a stock repurchase program pursuant to which it could spend up to $1,500,000, $750,000 per fiscal year, to purchase shares of its outstanding common stock in the open market through June 30, 1998. The Company was authorized to spend $50,000 in fiscal 2000 which was increased to $750,000 under the amended debt agreement. During fiscal 2000, the Company spent $45,000 to purchase 8,100 shares and in fiscal 1999, the Company spent $33,000 to purchase 13,215 shares under the repurchase program.

At June 30, 2000, the Company held 973,515 shares of treasury stock.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company has entered into certain agreements which provide for guaranteed royalty advances and promotional and advertising payments totaling $16.2 million. If the provisions of these agreements are not met by the licensors, the Company may withdraw from the arrangements. These commitments extend to December 2001.

As of September 3, 1999 the Company entered into a 10 year operating lease. Rent expense was $395,000,$479,000 and $433,000 for the years ended June 30, 2000 and June 30,1999 and June 30,1998 respectively.

The future minimum rental commitments as of June 30, 2000 are as follows (in thousands):

                            Year Ended
                             June 30,
                     --------------------------
                               2001                                    556,000
                               2002                                    574,000
                               2003                                    574,000
                               2004                                    577,000
                            Thereafter                               3,677,000
                                                                 --------------
                                                                    $5,958,000
                                                                 --------------

NOTE 11 - MAJOR CUSTOMERS:

For the years ended June 30, 2000, 1999, and 1998, Ingram and Blockbuster, are the Company's major customers, accounted for 9%, 11% and 15% of net revenues and 15%, 12% and 11% of net revenues, respectively. With regard to foreign distribution net revenues, there are no individual geographic areas that account for more than 10% of total net revenues.

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


NOTE 12 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

                                            Years ended June 30,
                       --------------------------------------------------------------
                            2000                   1999                   1998
                       ----------------       ----------------      -----------------
                                               (in thousands)
      Interest                  $3,370                 $4,387                 $4,931
      Income Taxes                 352                    179                    323

Interest costs capitalized as film costs in fiscal 2000, fiscal 1999 and fiscal 1998 were $1,433,254, $1,203,224 and $1,031,000 respectively.

NOTE 13 - DUE FROM OFFICERS:

Notes receivable from officers are secured by Trimark Holdings stock which equaled at least 200% of the outstanding loan amounts at the time the original notes were executed. The loans bear interest at the Company's weighted average cost of capital and interest is due quarterly. One loan was outstanding as of June 30, 2000.


NOTE 14 - SUBSEQUENT EVENTS:

On June 6, 2000, the Company, Lions Gate Entertainment Corp., a British Columbia corporation ("Lions Gate") and LGE Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Lions Gate ("Merger Sub"), executed an Agreement and Plan of Merger (the "Merger Agreement") providing for the acquisition of the Company by the form of a merger (the "Merger") of the Company with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Lions Gate. In the Merger, each share of the common stock of the Company ("Common Stock") will be exchanged for (i) US$4.50 in cash and (ii) two (2) shares, without par value, of the common shares of Lions Gate (the "Lions Gate Common Shares"); provided, however, that if the average of the last reported sale price of Lions Gate Common Shares on the American Stock Exchange during the 30 consecutive trading days ending October 6, 2000 (the "Current Market Price") is less than US$2.75 per share, then the number of Lions Gate Common Shares to be issued for each share of Common Stock shall be the result obtained by dividing US$5.50 by the Current Market Price. The consummation of the Merger is subject to the approval of the Merger by holders of a majority of the Common Stock of the Company and to certain other customary closing conditions. A special meeting of the stockholders of the Company to vote on the Merger will be held on October 12, 2000. On September 26, 2000, the shareholders of Lions Gate approved the Merger.

                                                                     SCHEDULE II

                             TRIMARK HOLDINGS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                                Balance      Additions     Additions                      Balance
                             at Beginning   Charged to    Charged to                      at End
     Description               of Period      Expense    Net Revenues   Deductions      of Period
     -----------             ------------- ------------- ------------- -------------   ----------
Provision for returns and
 bad debts (1):
  Year Ended June 30, 1998        $4,010       $1,109        $1,092       $  206 (2)      $6,005
  Year Ended June 30, 1999         6,005         (288)        1,568        1,933 (2)       5,352
  Year Ended June 30, 2000         5,352          343         1,945          358 (2)       7,282
Provision for inventory
 obsolescence:
  Year Ended June 30, 1998           326           --            --          (28)            298
  Year Ended June 30, 1999           298          265            --           --             563
  Year Ended June 30, 2000           563          789            --           --           1,352

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of September 1, 2000, with respect to each person who is a member of the Board of Directors of the
Company:

                                                                                                  Year First Elected or
                                         Positions with the Company and                               Appointed a
Name                                     Principal Occupation for Past Five Years (1)       Age          Director
----                                     --------------------------------------------       ---          --------
Mark Amin                                Chairman of the Board since November 1988,          50           1984(1)
                                         and Chief Executive Officer since January
                                         1994

Gordon Stulberg                          Former Chairman of the Board of Philips             76             1991
                                         Interactive Media International (an
                                         interactive compact disc development
                                         venture of companies) and was Chairman of
                                         the Board from 1986 to September 1993;
                                         formerly, President of PolyGram Pictures;
                                         and a consultant to Cox Enterprises since
                                         1985

Matthew H. Saver                         Of Counsel to the law firm of Myman, Abell,         47           1994(1)
                                         Fineman & Greenspan since 1994




ITEM 10.  (CONTINUED)

                                                                                                  Year First Elected or
                                         Positions with the Company and                               Appointed a
Name                                     Principal Occupation for Past Five Years (1)       Age          Director
----                                     --------------------------------------------       ---          --------
Tofigh Shirazi                           Founder and president of Intercontinental           47             1994
                                         United Investors Corporation (a
                                         Houston-based real estate development and
                                         investment firm) since 1981

Peter J. Dekom                           Management and business consultant and              53             1999
                                         advisor since 1996; senior partner at the
                                         law firm of Bloom, Dekom, Hergott and Cook
                                         from 1973 to 1996

(1) Includes service both with the Company and Trimark Pictures, Inc., a California corporation ("Trimark") and a wholly-owned subsidiary of the Company.

All directors are elected annually and serve until the next annual meeting of stockholders or until their successors are elected and qualified or until their earlier resignation or removal. Directors of the Company who are not executive officers are entitled to receive a fee of $10,000 per year for serving on the Board of Directors, options to purchase 2,000 shares of Common Stock per year under the 1999 Directors' Option Plan and $1,000 for attendance at each committee meeting.

The following table sets forth the names, ages and all positions with the Company currently held by each person who may be deemed an executive officer of the Company. Executive officers serve at the discretion of the Board of Directors. Except as otherwise indicated, each of the executive officers serves in similar positions for both the Company and Trimark. Unless otherwise noted, all references to the Company include Trimark:

Name                 Age        Position
----                 ---        --------
Mark Amin            50         Chairman of the Board and Chief Executive Officer
Cami Winikoff        37         Chief Operating Officer of Trimark
Peter Block          37         Executive Vice President of Trimark
Sergei Yershov       34         Senior Vice President of Trimark
Jeff Gonzalez        32         Chief Financial Officer, Treasurer and Secretary
Andrew Reimer        43         Senior Vice President of Trimark

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

CAMI WINIKOFF joined Trimark in August 1990, in November 1991 was appointed Director of Production, in January 1995 was appointed Vice President of Production, in January 1997 was appointed Senior Vice President, in September 1997 was appointed Executive Vice President, Chief Administrative Officer and in April 2000 was appointed Chief Operating Officer. Before joining Trimark Ms. Winikoff was an independent producer.

PETER BLOCK joined Trimark in September 1993 and in February 1999 was appointed Executive Vice President of Acquisitions, Distribution and New Media for Trimark. Prior to joining Trimark, Mr. Block represented writers and producers, worked for the WGA, and worked in the marketing and studio operations departments at the Walt Disney Company. Mr. Block received his J.D. from USC, MBA from the University of California, Los Angeles and B.A. from Duke University.

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

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding more than ten percent of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission ("Commission"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during the fiscal year July 1, 1999 through June 30, 2000. All of these filing requirements were satisfied by its directors, officers and ten percent holders, except that (i) Tofigh Shirazi, a director of the Company, filed late one report on Form 4 relating to one transaction involving a purchase of Common Stock; (ii) Andrew Reimer, a Senior Vice President of Trimark, filed late his initial ownership report on Form 3; and (iii) Peter J. Dekom, a director of the Company, filed late one report on Form 4 relating to a grant of stock options. In making these statements, the Company has relied on the written representations of its directors, officers and its ten percent holders and copies of the reports that they have filed with the Commission.



ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid by the Company for its fiscal years ended June 30, 2000, 1999 and 1998 to its Chief Executive Officer and its four most highly compensated executive officers other than the Chief Executive Officer at June 30, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                                       Annual Compensation(1)                  Awards
                                       ----------------------          ----------------------

                                                                             Securities
                                                                             Underlying
        Name and                                                               Options/                All Other
   Principal Position           Fiscal Year  Salary($)      Bonus($)            Sars(#)           Compensation($)(7)
   ------------------           -----------  ---------     ---------            -------           ------------------
Mark Amin                         2000       $438,333       $169,860                ---                $   ---
   Chairman of the Board and      1999       $380,000       $    ---                ---                $   ---
   Chief Executive Officer(2)     1998       $380,000                               ---                $   ---

Andrew Reimer                     2000       $238,795       $ 86,347                ---                $   ---
   Senior V.P., Worldwide         1999       $127,049       $135,051                ---                $   ---
   Television of Trimark (3)      1998       $155,000       $    ---                ---                $   ---

Sergei Yershov, Senior V.P.,      2000       $144,625       $ 67,431                ---                $   ---
   International Sales of         1999       $137,685       $    ---             10,000                $   ---
   Trimark (4)                    1998       $100,083       $    ---                ---                $   ---

Cami Winikoff                     2000       $125,000       $150,045                ---                $   ---
   Chief Operating Officer        1999       $119,063       $ 90,000             85,000                $   ---
   of Trimark(5)                  1998       $107,048       $ 50,000                ---                $   ---

Peter Block, Executive            2000       $175,000       $116,445                ---                $   ---
   V.P., Domestic                 1999       $151,357       $ 20,500             85,000                $   ---
   Distribution of Trimark(6)     1998       $119,792       $    ---                ---                $   ---


(1) The compensation described in this table does not include medical, group life insurance or other benefits received by the named executive officers which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the named executive officers of the Company, the value of which did not exceed the lesser of $50,000 or ten percent of the executive officer's cash compensation in the table.

(2) Mr. Amin has been Chairman of the Board of the Company since November 1988 and Chief Executive Officer of the Company since January 15, 1994. Mr. Amin is not operating under an employment agreement with the Company, but see Item 13, Certain Relationships and Related Matters - Agreements Relating to the Lions Gate Merger - Employment Agreement. Effective December 1, 1999, Mr. Amin is being paid a salary at an annual rate of $480,000.

(3) Trimark entered into a two-year employment agreement with Andrew Reimer effective August 6, 1998. Mr. Reimer is entitled to receive an annual base salary of $165,000 during the first year and $175,000 during the second year of the agreement. The agreement provides that Mr. Reimer will be eligible for a year-end bonus, for each year of the employment term in which Trimark's "Video Revenue" and "Theatrical Revenue" (as defined in the agreement) exceed certain levels. The agreement generally provides that the aggregate of any bonus payments relating to any applicable year will not exceed $90,000. If Mr. Reimer's employment is terminated other than for reasons of cause, he will be entitled to be paid the remaining balance of his salary and receive employee benefits in accordance with their terms until such time as he shall become employed in a job of equal or greater compensation.

(4) Trimark entered into a two-year employment agreement (which may be extended by Trimark for an additional six-month period) with Sergei Yershov effective January 16, 1999. Mr. Yershov is entitled to receive an annual base salary of $125,000 during the first year and $135,000 during the second year of the agreement and $160,000 during the option period. Mr. Yershov also received a one-time $10,000 signing bonus. The agreement provides that Mr. Yershov will be eligible for a bonus for the period of September 14, 1998 through the employment term in which Trimark's "Foreign Revenue" (as defined in the agreement) exceeds certain levels. The agreement provides that Mr. Yershov also will be eligible for a post-employment bonus, for the six month period following conclusion of his employment, if Trimark's "Foreign Revenue" during such period exceeds certain levels. The agreement provides that the aggregate of any bonus payments relating to any applicable year will not exceed $60,000. If Mr. Yershov's employment is terminated other than for reasons of cause, he will be entitled to be paid 50% (75% in the event of a change of control of the Company) of the remaining balance of his salary.

(5) Effective February 1, 1999, Trimark entered into an employment agreement with Cami Winikoff for a two-year term commencing January 13, 2000. Ms. Winikoff was paid a signing bonus of $40,000 and is entitled to an annual salary thereunder of $175,000. Effective March 23, 2000, the term of the agreement was extended to January 13, 2003, and Ms. Winikoff was paid a signing bonus of $32,000. If her employment is terminated other than for breach, she will be entitled to be paid the greater of (i) 50% of the remaining balance of her contract (100% in the event of a change of control of the Company), plus vesting of all unvested stock options to purchase 36,000 shares, or (ii) the difference between $500,000 less the aggregate of the value of such stock options plus the value of all other Company stock options held by her at the date of the contract plus 50% (100% in the event of a change of control of the Company) of the remaining balance of her salary under the contract. In certain circumstances following a change of control, Ms. Winikoff's base salary will increase to $250,000 and the foregoing stock options shall vest.

(6) Trimark entered into a two-year employment agreement with Peter Block effective February 1, 1999. Mr. Block is entitled to receive an annual base salary of approximately $175,000 during the agreement, plus a one-time $20,000 signing bonus and $40,000 in reimbursable expenses during the term of the agreement. If his employment is terminated other than for breach, he will be entitled to be paid the greater of (i) 50% of the remaining balance of his contract (100% in the event of a change of control of the Company), plus vesting of all unvested stock options to purchase 70,000 shares that are scheduled to vest by June 1, 2001; or (ii) the difference between $500,000 less the aggregate of the value of such stock options plus the value of certain other Company stock options held by him at the date of the contract plus 50% (100% in the event of a change of control of the Company) of the remaining balance of his salary under the contract. In certain circumstances following a change of control, Mr. Block's base salary will increase to $250,000 and the foregoing stock options to purchase 70,000 shares shall vest.

(7) Represents cash contributions by the Company to its 401(k) Plan for the account of the named individuals.

STOCK OPTIONS

The following table sets forth information with respect to grants of options ("Options") to purchase Common Stock under the Company's Stock Option and Stock Appreciation Rights Plan to the executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 2000. The Company did not grant any stock appreciation rights during such fiscal year.

              OPTION GRANTS IN THE FISCAL YEAR ENDED JUNE 30, 2000

                                                                                       Potential realizable
                                                                                          value at assumed
                                                                                       annual rates of stock
                                                                                       price appreciation for
                                            Individual grants                                  option
                        --------------------------------------------------------                terms
                                                                                       ---------------------
                                         % of total options
                                             granted to
                                            employees in       Exercise or
                       Options granted         Fiscal           base price         Expiration
        Name                 (#)                Year              ($/sh)               date       5%($)        10%($)
        ----           ---------------   ------------------    -----------         ----------     -----        ------
Mark Amin                        --                --               --                 --           --           --

Andrew Reimer                    --                --               --                 --           --           --

Sergei Yershov                   --                --               --                 --           --           --

Cami Winikoff                    --                --               --                 --           --           --

Peter Block                      --                --               --                 --           --           --

The following table sets forth information with respect to the exercise of Options, ownership of Options and Option values as of June 30, 2000. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with Options.

                 AGGREGATED OPTION EXERCISES DURING FISCAL 2000
                        AND FISCAL YEAR END OPTION VALUES


                                                                Number of securities
                                                                      underlying                   Value of unexercised
                                                            unexercised options at fiscal     in-the-money options at fiscal
                                                                      year end(#)                      year end ($)*
                                                            -----------------------------     ------------------------------
                     Shares
                  acquired on     Value
Name              exercise(#)     realized($)               Exercisable     Unexercisable     Exercisable     Unexercisable
----              -----------     -----------               -----------     -------------     -----------     -------------
Mark Amin                  --           --                    200,000               --          $588,000                --

Andrew Reimer              --           --                      5,000               --            $8,450                --

Sergei Yershov             --           --                      6,500            3,500           $32,110           $17,290

Peter Block                --           --                     38,500           52,500           $96,940          $128,100

Cami Winikoff              --           --                     49,000           36,000          $242,060          $123,840


* Represents the difference between the closing price of the Common Stock on June 30, 2000 ($7.94) and the exercise price of the Options, multiplied by the applicable number of Options.

STOCK OPTION AND STOCK APPRECIATION RIGHTS PLAN

Since May 1990, the Company has maintained a Stock Option and Stock Appreciation Rights Plan (the "1990 Plan"). The 1990 Plan provided for the grant of options to purchase up to 820,000 shares of the Company's Common Stock to officers, directors, key employees and consultants of the Company, and its subsidiaries. As of May 21, 2000, no further options could be granted under the 1990 Plan. As of June 30, 2000, 405,048 options were outstanding under the 1990 Plan. The 1990 Plan has terms substantially similar to the 1999 Stock Option Plan described below.

Certain of the options granted under the 1990 Plan provide that such options shall become fully exercisable upon a "change of control" of the Company. A "change of control" is generally deemed to have occurred (i) upon approval by the stockholders of the Company of a reorganization, merger or consolidation, in each case, with respect to which persons who were the stockholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated corporation's then outstanding voting securities; or (ii) upon the acquisition (other than from the Company) by any person, entity or "group," within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 51% or more of either the then outstanding shares or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors, but excluding, for this purpose, any such acquisition by the Company or any of its subsidiaries, or any employee benefit plan (or related trust) of the Company or its subsidiaries, or any corporation with respect to which, following such acquisition, more than 50% of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by the individuals and entities who were the beneficial owners of the voting securities of the Company immediately prior to such acquisition in substantially the same proportion as their ownership, immediately prior to such acquisition, of the then outstanding combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors. If the stockholders of the Company approve the Merger with Lions Gate, this will constitute a "change of control" under such option agreements. In addition, as permitted under the Merger Agreement, all other options outstanding under the 1990 Plan will be accelerated in such event.

1999 STOCK OPTION PLAN

In October 1999, the Board of Directors of the Company adopted, subject to stockholder approval which occurred on November 17, 1999, the 1999 Stock Option Plan of Trimark Holdings, Inc. (the "1999 Plan"), and reserved 250,000 shares for issuance under the 1999 Plan. The essential features of the 1999 Plan are outlined below:

The 1999 Plan provides for the grant of options to officers, directors, key employees and consultants of the Company and its subsidiaries. Approximately 90 of the Company's employees, directors and consultants (if any) are eligible to participate in the 1999 Plan. The 1999 Plan is administered by an option committee of the Board of Directors (the "Option Committee") comprised of Messrs. Saver and Shirazi. The Board or Option

Committee has the authority to determine to whom, and the time or times at which options will be granted, the number of shares of Common Stock that comprise each option, whether to amend or reduce the exercise price of outstanding options, and the time or times at which each option granted under the 1999 Plan may be exercised; provided, however, that no option may be exercised later than 10 years after the date of grant. The maximum number of shares subject to options that may be granted annually to any participant is 200,000. As of September 1, 2000, no options have been granted under the 1999 Plan.

The 1999 Plan provides for the grant of both "incentive stock options" or "ISO's" and "non-qualified stock options" to acquire the Company's Common Stock. ISO's may only be issued to the Company's employees and non-qualified stock options may be issued to the Company's regular employees as well as its consultants and certain of its executive officers and directors. ISO's must be granted with an exercise price of no less than the fair market value of Common Stock at the time of grant, but if granted to stockholders owning at least 10% of the Common Stock outstanding, such options will be granted at a price of at least 110% of the fair market value of such Common Stock at the time of grant. The exercise price for non-qualified stock options is determined by the Option Committee. The shares purchased upon the exercise of an option granted under the 1999 Plan are to be paid for: (i) in cash or by certified or cashier's check payable to the order of the Company, (ii) by cancellation of indebtedness, (iii) through the delivery of other shares of Common Stock having an aggregate fair market value equal to the total exercise price of the option being exercised,
(iv) with the approval of the Option Committee, by a promissory note made by the optionee in favor of the Company upon terms and conditions to be determined by the Option Committee and secured by the shares issuable upon exercise of such option, or (v) any combination thereof. Options granted by the Board or Option Committee may provide that such options shall become fully exercisable upon a "change of control" of the Company in circumstances to be delineated by the Board or Option Committee.

Consideration for the options to be granted under the Plan is provided by the recipient's past, present and expected future contributions to the Company. No monetary consideration is provided by the recipient with respect to the grant of options.

Except as otherwise provided by the Board or Option Committee as to non-qualified options, no option granted under the 1999 Plan is transferable, except in the event of a recipient's death or permanent disability. ISO's may be exercised by the holder (a) while he is an employee of the Company or (b) at such time as designated in the individual option agreement but in no event later than three months after termination of his employment, other than owing to death or permanent disability. In the event of a recipient's death or permanent disability, the recipient's ISO's may be exercised at any time prior to expiration of the ISO's, but in any event no later than one year after the date of his death or permanent disability. In the event of the recipient's death, the ISO's may be exercised by the person entitled to do so under the recipient's will or by the recipient's legal representative. Termination of employment or other relationship with the Company by a holder of non-qualified stock options will have the effect specified in the individual option agreement. The 1999 Plan is not subject to the Employee Retirement Income Security Act of 1974. The 1999 Plan is not qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended.

The Board of Directors or the Option Committee may at any time suspend or terminate the 1999 Plan except that (i) no such action may impair the rights of optionees under any option previously granted pursuant to the 1999 Plan and (ii) shareholder approval is required to effect any amendment to or change in the 1999 Plan that would: (a) increase the maximum number of shares which may be acquired pursuant to options granted under the 1999 Plan (except as to adjustments for stock splits through a reorganization, recapitalization, stock dividend, stock split, reverse stock split or other similar transaction as provided in the 1999 Plan); (b) change the minimum exercise price of an option;
(c) increase the maximum number of options issuable under the 1999 Plan; or (d) change the designation of persons eligible to receive options under the 1999 Plan.

1999 DIRECTORS' OPTION PLAN

In January 1999, the Board of Directors of the Company adopted, subject to stockholder approval which occurred on November 17, 1999, the Company's 1999 Directors' Option Plan (the "1999 Directors' Plan") which authorizes the issuance of up to 106,000 shares of Common Stock to non-employee directors of the Company (currently four persons). The essential features of the 1999 Directors' Plan are outlined below:

The purposes of the 1999 Directors' Plan are to enable the Company to attract and retain the services of non-employee members of the Board and to provide them with increased motivation and incentive to exert their best efforts on behalf of the Company by enlarging their personal stake in the Company. The 1999 Directors' Plan covers an aggregate of 106,000 shares of Common Stock and no options may be granted after January 8, 2008.

The 1999 Directors' Plan provides that each non-employee director as of January 8, 1999 ("Effective Date") would receive an option to purchase 2,000 shares of Common Stock at an exercise price equal to the fair market value as of such date ($3.00). Furthermore, on the Effective Date, Messrs. Stulberg, Saver and Shirazi received a one-time grant to purchase 10,000, 8,000 and 8,000 shares of Common Stock, respectively, at an exercise price of $3.00. In addition, any person who is a non-employee director on an annual anniversary date of the Effective Date (including and terminating with the anniversary date in the year 2008) will receive an option to purchase 2,000 shares at the fair market value on that date, subject to the overall limit of the number of shares issuable under the 1999 Directors' Plan. The maximum term of each such option is ten years from the date the option is granted. Each option vests fully upon the date of grant. The options are nontransferable, except by will or the laws of descent and distribution and must be exercised by the optionee during the optionee's lifetime only by such optionee except that the optionee's estate may exercise the option immediately within one year of the optionee's death. Any outstanding option may be exercised within one year by an optionee who ceases to be a director by reason of disability. In the event an optionee ceases to be a director otherwise than by reason of death or disability, any outstanding option held by such optionee will terminate. The Board of Directors may suspend, discontinue, modify or amend the 1999 Directors' Plan in any respect except that the Board may not suspend, discontinue, modify or amend the 1999 Directors' Plan so as to adversely affect the rights of a participant with respect to any grants that have previously been made to such participant without such participant's approval. In addition, no amendment to or modification of the 1999 Directors' Plan which: (i) materially increases the benefits accruing to participants; (ii) except for certain changes in capital stock as a result of stock splits or other comparable transactions as set forth in the 1999 Directors' Plan, increases the number of shares that may be issued under the 1999 Directors' Plan; or (iii) modifies the requirements as to eligibility for participation under the 1999 Directors' Plan, will be effective without stockholder approval.

On January 8, 2000, each of Messrs. Stulberg, Saver, Shirazi and Dekom received a grant to purchase 2,000 shares at $3.5625 per share. The 1999 Directors' Plan is not subject to ERISA and is not qualified under Section 401(a) of the Code.

401(k) PLAN

Effective as of January 1, 1990, the Company adopted its 401(k) Plan (the "Plan"), which includes a cash-or-deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan, which has been amended and restated as of July 1, 1997, was established to provide retirement and other benefits to employees of the Company. Employees who have completed at least 6 months of service qualify for the Plan. Participants may designate up to 15% of their compensation to be contributed to the Plan on a pre-tax basis ("Employee Elective Contributions"). Participants will be 100% vested in their Employee Elective Contributions (including earnings) at all times.

The Company does not make matching contributions to the Plan. The Company may determine each plan year to make discretionary profit sharing contributions on behalf of participants who meet certain eligibility requirements (i.e. employed on the last day of the plan year or completion of at least 500 hours of service during such year). Participants will generally vest in the Company's contributions (including earnings) at the rate of 40% after the first year of service, 60% after the second year of service, 80% after the third year of service and 100% after the fourth year of service.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are Gordon Stulberg, Matthew H. Saver and Tofigh Shirazi. The members of the Stock Option and Stock Appreciation Rights Plan Committee are Matthew H. Saver and Tofigh Shirazi. Messrs. Stulberg, Saver and Shirazi are directors of the Company. No member of the Compensation Committee or Stock Option and Stock Appreciation Rights Plan Committee has any interlocking relationship with any other corporation that requires disclosure under this heading.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 31, 2000, information relating to beneficial ownership (within the meaning of SEC Rule 13d-3) of Common Stock by the Company's directors and executive officers and owners of more than 5% of any class of the Company's voting securities who are known to the Company. Except as otherwise specified, the named beneficial owner claims sole investment power and voting power as to the securities reflected in the table. The options held by the individuals identified below are either currently exercisable or will become exercisable upon approval of the Merger by the Company's stockholders.

                                               SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER      BENEFICIALLY OWNED        PERCENTAGE OF CLASS
------------------------------------      ------------------        -------------------
Mark Amin (1)                                   1,755,375 (2)              35.3%
Gordon Stulberg                                    19,800 (3)                  *
Matthew H. Saver                                   13,000 (4)                  *
Tofigh Shirazi                                     44,762 (5)                  *
Peter J. Dekom                                      2,000 (6)                  *
Sergei Yershov                                     10,000 (7)                  *
Jeff Gonzalez                                      12,500 (8)                  *
Cami Winikoff                                      18,000 (9)                  *
Peter Block                                        91,000 (10)              1.9%
Andrew Reimer                                       5,000 (11)                 *
Reza Amin (1)(12)                                 571,316 (13)             12.0%
Yahoo! Broadcast Services (14)                    412,363 (15)              8.7%
Directors and executive officers
     as a group (10 persons)                    1,971,437 (16)             38.3%

* Represents less than 1% of the 4,764,300 shares of Common Stock outstanding on August 31, 2000.

(1)      Mark Amin and Reza Amin are brothers.

(2) Mark Amin disclaims beneficial ownership of 66,390 of these shares, which he holds as trustee of a trust for the benefit of certain family members. Includes options to purchase 200,000 shares.

(3)      Includes options to purchase 18,000 shares.

(4)      Includes options to purchase 12,000 shares.

(5) Includes 32,000 shares held by a family limited partnership and options to purchase 12,000 shares.

(6)      Includes options to purchase 2,000 shares.

(7)      Includes options to purchase 10,000 shares.

(8)      Includes options to purchase 12,500 shares.

(9)      Includes options to purchase 18,000 shares.

(10)     Includes options to purchase 91,000 shares.

(11)     Includes options to purchase 5,000 shares.

(12) The address of Reza Amin is c/o the Company, 4553 Glencoe Avenue, Suite 200, Marina del Rey, California, 90292.

(13) Reza Amin disclaims beneficial ownership of 132,780 of these shares which he holds as trustee of a trust for the benefit of certain family members.

(14) The address of Yahoo! Broadcast Services (formerly known as broadcast.com.inc.) is 2914 Taylor Street, Dallas, Texas 75226.

(15)     As of March 29, 1999, as reported in Schedule 13G.

(16)     Includes options to purchase 380,500 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED MATTERS

LOANS

During the fiscal year ended June 30, 1997, Trimark made a loan of $400,000 to Mark Amin, the Chairman of the Board and Chief Executive Officer of the Company. In July 1997, Trimark loaned an additional $350,000 to Mr. Amin. Mr. Amin's loan is evidenced by a promissory note, is secured by shares of the Company's Common Stock and bears interest at Trimark's weighted average cost of funds under its credit facility with its bank (which averaged 8.24% during the fiscal year ended June 30, 2000), but in no event less than the applicable federal rate set forth in Section 1274(d) of the Internal Revenue Code. Interest payments were due quarterly until June 30, 2000, at which time the entire loan balance was to be due. The largest aggregate amount of indebtedness outstanding during the fiscal year ended June 30, 2000 was $811,892. As of September 1, 2000, the aggregate amount outstanding was $ 823,709. In connection with Mr. Amin's employment agreement with Lions Gate dated as of June 6, 2000, as a bonus in respect of entering into such agreement and Mr. Amin's efforts on behalf of CinemaNow, Inc., upon closing of the Merger, the loan, together with all accrued but unpaid interest, will be forgiven.

YAHOO!  BROADCAST SERVICES

On March 29, 1999, pursuant to the terms of a February 22, 1999 agreement between the Company and broadcast.com inc. (now known as Yahoo! Broadcast Services) ("BCST")to jointly market certain of the Company's movies by streaming them on the BCST web site, the Company issued and sold to BCST 412,363 shares of the Company's Common Stock (or 9% of its outstanding shares) in exchange for 45,858 shares of common stock of BCST. As a result of this business venture, the Company and BCST will work together to distribute movies on the internet under a variety of new revenue models including pay-per-view, electronic commerce, integrated advertising, personalized marketing and user interactive content. Under this agreement, which terminates on January 31, 2001 unless extended, the Company will use its best efforts on future titles to give BCST streaming rights or in certain circumstances rights of first refusal in connection therewith.

EMPLOYMENT AGREEMENTS

Reference is made to the "Summary Compensation Table" for a description of employment arrangements and other arrangements between the Company and certain of its directors and officers.

CINEMANOW, INC.

In the first quarter of calendar year 2000, pursuant to the terms of a Securities Purchase Agreement dated as of January 6, 2000, as amended, the Company's majority-owned subsidiary, CinemaNow, Inc. ("CinemaNow"), completed a private placement financing to accredited investors of 3,385,182 shares of CinemaNow Series A Convertible Preferred Stock, yielding proceeds of approximately $2,285,000. The investors, CinemaNow and the Company are parties to an Investors Rights Agreement and to a Co-Sale Agreement pursuant to which the investors are granted certain registration rights, board representation rights and rights of first opportunity relating to CinemaNow and future equity offerings by it, and the founders of CinemaNow (who include the Company) grant the investors, subject to certain exceptions, the right to participate in sales by the founders and the right of first opportunity with respect to future sales of CinemaNow stock held by the founders. In connection with the foregoing transactions, CinemaNow has issued to Trimark a $215,000 convertible subordinated debenture due June 30, 2001 relating to debt CinemaNow owes Trimark. CinemaNow and Trimark are also parties to a five-year exclusive output agreement (except with respect to an existing agreement between Trimark and a third party) with respect to the Internet rights to all of Trimark's motion pictures in the U.S. and Canada to the extent Trimark controls such rights.

Under CinemaNow's stock option plan, Mark Amin, Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board of CinemaNow, was granted stock options at varying exercise prices (each in excess of the fair market value on the grant date) and vesting over a three-year term, to acquire up to 2,100,000 shares of CinemaNow common stock, or approximately 9% of such common stock on a fully-diluted basis. Cami Winikoff, Chief Operating Officer of Trimark and a director of CinemaNow, was granted stock options at the fair market value on the grant date and vesting over a three-year term to acquire 15,000 shares of CinemaNow common stock. Jon Feltheimer, Vice Chairman and Chief Executive Officer of Lions Gate, and Michael Burns, Vice Chairman of Lions Gate, each hold convertible preferred stock and options to purchase common stock of CinemaNow and have served on its board of directors since February 2000. Each of

Mr. Feltheimer and Mr. Burns owns approximately 2% of the outstanding convertible preferred stock, and the options they own, which vest over three years commencing March 1 2000, are exercisable for less than 1% of the common stock of CinemaNow.

AGREEMENTS RELATING TO THE LIONS GATE MERGER


The following agreements relate to the Merger:


TRIMARK STOCKHOLDERS VOTING AGREEMENT

As an inducement and condition to Lions Gate's entering the Merger Agreement, Mark Amin, Chairman and Chief Executive Officer of the Company, Reza Amin, and Lions Gate entered the Trimark Stockholders Voting Agreement, dated June 6, 2000. Mark Amin and Reza Amin beneficially own or hold of record, in the aggregate, approximately 45% of the outstanding Common Stock. Mr. Amin entered the agreement solely in his capacity as a Company stockholder and not in the capacity as director of the Company.

Under the agreement, Mark Amin and Reza Amin agreed to vote at the Company stockholders' meeting their Common Stock beneficially owned or held of record by them in favor of the Merger Agreement and the transactions contemplated by the Merger Agreement, and against, except as permitted by the Merger Agreement, any competing or alternative proposal. Mark Amin and Reza Amin further agreed not to enter any written agreement with any third party the effect of which would be inconsistent with the Merger Agreement.

Subject to certain permitted exceptions as set forth in the agreement, Mark Amin and Reza Amin agreed that they will NOT:

         - Solicit, or facilitate any inquiries or the making of any proposal that is, or may reasonably be expected to lead to, an alternative acquisition proposal, nor will they permit any of their agents to do so;

         - Offer for sale, sell, encumber, or otherwise dispose of, their Common Stock;

         - Grant any proxy or power of attorney with respect to the matters in the agreement;

         - Deposit any of their Common Stock in a voting trust or enter a voting agreement with respect to the matters in the agreement.

         The agreement will terminate upon the earliest to occur of:

         -    The effective time of the Merger;

         - The exercise of the rights of Trimark's board and Trimark with respect to receipt of an offer from a third party

         - The termination of the Merger Agreement in accordance with its terms.

REGISTRATION RIGHTS AGREEMENT

Simultaneously with the execution of the Merger Agreement, Mark Amin and Reza Amin entered a registration rights agreement with Lions Gate that will take effect upon the completion of the Merger. The agreement provides for demand rights and "piggyback" rights with respect to the registration under the Securities Act of 1933 of the shares of Lions Gate common stock to be received by each of them in the Merger and with respect to the shares of Lions Gate common stock issuable upon the exercise of options granted by Lions Gate to Mark Amin under his employment agreement with Lions Gate.

The demand rights entitle Mark Amin and Reza Amin to require, on two occasions any time after 180 days from the effective time of the Merger, that Lions Gate use its commercially reasonable best efforts to register the shares of Lions Gate common stock then owned by them, for public resale, so long as Mark Amin and Reza Amin are demanding registration of at least 25% of the shares of Lions Gate common stock received by Mark Amin in connection with the Merger.

The piggyback rights entitle Mark Amin and Reza Amin to require, at any time after the effective time of the Merger, that Lions Gate include their shares of Lions Gate common stock in other registration statements filed by Lions Gate for shares that Lions Gate wishes to sell.

Mark Amin's and Reza Amin's demand rights and piggyback rights are subject to the ability of the underwriters, if any, to limit the number of shares included in the registration statement, and other customary conditions.

Lions Gate will bear all expenses of these registration statements, except for fees and expenses of counsel for Mark Amin and Reza Amin, stock transfer fees and underwriters' discounts, commissions and fees, if any.

Lions Gate has agreed not to enter into any agreement with respect to its securities that is inconsistent with or violates the rights granted to Mark Amin and Reza Amin under the agreement, and further agreed to grant to Mark Amin and Reza Amin any more favorable rights that Lions Gate may grant to others in the future with respect to registration of its securities.

Mark Amin agreed, subject to specified conditions during the six-month period beginning upon the effective time of the Merger, to neither sell the shares of Lions Gate common stock that he acquires in the Merger nor exercise his piggyback rights.

The agreement also contains other customary provisions, such as indemnification undertakings by Lions Gate, Mark Amin and Reza Amin in connection with registration statements filed under the agreement.

The demand rights and piggyback rights of Mark Amin and Reza Amin under the agreement may expire as early as two years after the effective time of the Merger, if the shares of Lions Gate common stock then owned by them are eligible for sale pursuant to Rule 144 under the Securities Act of 1933, but will terminate in any event five years after the effective date of the Merger.


EMPLOYMENT AGREEMENT

Mark Amin has entered a three-year employment agreement with Lions Gate. Under the agreement, which is contingent upon the completion of the Merger, Mr. Amin will provide high-level advisory and consulting services to the home video operations of Lions Gate and the Company. Mr. Amin will hold the title of Vice Chairman and will also have the right to serve as a director of Lions Gate. In addition, he will remain Chairman of CinemaNow, Inc., a majority-owned subsidiary of the Company, for so long as CinemaNow remains under Lions Gate's control. Mr. Amin will not, however, be an officer of Lions Gate.

As compensation, Mr. Amin will receive an annual salary of no less than U.S.$500,000, fully vested options to purchase one million shares of Lions Gate common stock at a price of U.S.$2.55 per share and an additional 400,000 shares at a price of U.S.$4.00 per share and forgiveness of indebtedness to the Company in the amount of approximately U.S.$795,000. Of the total options granted to Mr. Amin, options to purchase 125,000 shares of Lions Gate common stock shall be immediately exercisable on the date of consummation of the Merger; one-third of the balance shall become vested in equal installments on each of the first, second and third anniversaries of the employment agreement provided that options to acquire 637,500 shares shall not become exercisable unless the average closing price of the Lions Gate common stock for a period of 20 consecutive trading days is not less than U.S. $4.00 and the remaining options will not become exercisable until the average stock price is not less than U.S. $6.00. Mr. Amin is entitled to allocate some of the options to Company employees. In the event any payments to Mr. Amin become subject to the "golden parachute" excise tax provisions of the Internal Revenue Code, Mr. Amin will also be entitled to an excise tax "gross-up" in an amount sufficient to offset fully the effects of the excise tax.

In general, during the four year period following the effective time of the Merger, Mr. Amin will not be permitted to engage in enterprises that compete with Lions Gate in the business of United States and/or foreign theatrical or home video distribution of theatrical or home video motion pictures, in each case for so long as Lions Gate remains materially engaged in these businesses. However, Mr. Amin will be permitted to engage in the development, pre-production, financing, production or distribution of motion pictures. In addition, if Mr. Amin is no longer serving on Lions Gate's board, he will be permitted to serve in an executive or other capacity with competitors of Lions Gate, so long as his duties do not directly involve the areas of theatrical and home video distribution of theatrical or home video motion pictures. To the extent consistent with his non-compete obligations, Mr. Amin will be permitted to engage in outside employment, consulting, business, charitable and/or investment activities, and he will not be required to dedicate such number of hours to the performance of his duties to Lions Gate as would materially interfere with his taking on substantial daily responsibilities unrelated to his employment with Lions Gate.

In general, while Mr. Amin is employed by Lions Gate, Lions Gate will have a right of first refusal with respect to worldwide distribution rights in any motion picture produced by Mr. Amin (other than as a producer for hire) to the extent Mr. Amin controls the licensing of the distribution rights. Exceptions to the right of first refusal apply to motion pictures whose distribution rights Mr. Amin does not control, and six projects which Mr. Amin brought to the Company prior to the Merger and as to which he will reimburse the Company for its sunk development costs, upon completion of the Merger or commencement of principal photography of each project, as provided in the employment agreement.

If Lions Gate terminates Mr. Amin's employment without cause or materially breaches the employment agreement, Mr. Amin will be entitled to receive a lump sum equal to the balance of the compensation due under the employment agreement, with a minimum of 12 months compensation. In such event, Mr. Amin's obligations under the non-competition and right of first refusal provisions of the employment agreement will immediately terminate, as well as his obligations under the "stand-off" provisions of the registration rights agreement.

To enforce his rights to serve on Lions Gate's board, Lions Gate is required to issue to Mr. Amin all of the issued and outstanding shares of a new class of preferred stock to be issued by Lions Gate, subject to approval of its stockholders. Such approval has been obtained.

10 shares will be authorized and issued to Mr. Amin at a price of U.S.$10 per share, and the terms of the Series B Preferred Shares will be as follows:

         Holders of the Series B Preferred Shares, exclusively and separately as a class, will be entitled to elect one director of Lions Gate, who will be Mark Amin.

         The Series B Preferred Shares will bear no dividend rights.

In the event of the liquidation, dissolution or winding up of Lions Gate, whether voluntary or involuntary, or any other distribution of the assets of Lions Gate among its members for the purposes of winding up its affairs, holders of the Series B Preferred Shares will have a liquidation preference of U.S.$10 per share.

Lions Gate may redeem all of the Series B Preferred Shares at a price of US$10.00 per share,

         - If, at any time after the third anniversary of the first issuance of any Series B Preferred Shares, the holders of Series B Preferred Shares and their controlled affiliates, family members, and trusts over which such persons maintain sole voting power own, as a group, fewer than 2,000,000 shares of Lions Gate common stock; or

         - If at any time Lions Gate or its stockholders shall be a party to any transaction, including without limitation, any amalgamation, arrangement, takeover bid, issuer bid, consolidation or merger that results in the holders of Lions Gate common stock immediately prior to the effective date of such transaction (calculated on a pro forma basis, including the common stock issuable upon the conversion of all outstanding Series A Preferred Shares) holding, in the aggregate, less than 50% of the corporation or entity surviving the transaction, or any sale of all or substantially all of Lions Gate's assets.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements included in Part II of this report:

                                                                                                         Page
                                                                                                  -------------------
Report of Independent Accountants                                                                         31
Consolidated Balance Sheets at June 30, 2000 and 1999                                                     32
For the years ended June 30, 2000, 1999 and 1998:
  Consolidated Statements of Operations                                                                   33
  Consolidated Statements of Stockholders' Equity                                                         34
  Consolidated Statements of Cash Flows                                                                   35
  Notes to Consolidated Financial Statements                                                           36-50
Financial Statement Schedules:
  II. Valuation and Qualifying Accounts                                                                   51

All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X or because the information is included in the financial statements or the notes thereto.

(b)  Reports on Form 8-K:

On June 16, 2000 the Company filed a Current Report on Form 8-K, dated June 6, 2000, under Item 1, regarding the Merger with Lions Gate.

(c)  Exhibits:

(i) Except as noted, all Exhibits, numbered as they were numbered for filing as Exhibits to the Company's Form S-1 Registration Statement, No. 33-35053, effective June 26, 1990, are incorporated herein by this reference to such Registration Statements. All filings were made at the Commission's office in Washington D.C. The registrant's SEC file number is 0-18613:


Exhibit
 Number                                             Description
-------      -------------------------------------------------------------------------------------------
2.1          Agreement and Plan of Merger dated June 6, 2000 among Lions Gate Entertainment Corp., LGE
             Merger Sub, Inc. and the Registrant.  23

2.2          Lions Gate Stockholders Voting Agreement dated June 6, 2000 by and between the Registrant and Frank Giustra.  23

2.3          Trimark's Stockholders Voting Agreement dated June 6, 2000 by and among Lions Gate
             Entertainment Corp., Mark Amin and Reza Amin.  23

2.4          Registration Rights Agreement dated as of June 6, 2000 by and among Lions Gate
             Entertainment Corp., Mark Amin and Reza Amin.  23

2.5          Employment Agreement dated as of June 6, 2000 between Lions Gate Entertainment Corp. and
             Mark Amin.  23+

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




ITEM 14. (CONTINUED)


Exhibit
 Number                                             Description
-------      -------------------------------------------------------------------------------------------
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

10.45        Non-Qualified Stock Option Certificate dated January 14, 1995, by and between the
             Registrant and Gordon Stulberg.  10+

10.46        Non-Qualified Stock Option Certificate dated January 14, 1995, by and between the
             Registrant and Matthew Saver.  10+

10.47        Non-Qualified Stock Option Certificate dated January 14, 1995, by and between the
             Registrant and Tofigh Shirazi.  10+

10.50        Letter amendment to Stock Option Agreements dated August 10, 1995 by and between the
             Registrant and Said (Sam) Pirnazar.  10+




ITEM 14. (CONTINUED)


Exhibit
 Number                                             Description
-------      -------------------------------------------------------------------------------------------
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




ITEM 14. (CONTINUED)


Exhibit
 Number                                             Description
-------      -------------------------------------------------------------------------------------------
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




ITEM 14. (CONTINUED)


Exhibit
 Number                                             Description
-------      -------------------------------------------------------------------------------------------
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

10.86        Employment Agreement, dated January 30, 1997 between Trimark Pictures, Inc., and Cami
             Winikoff.  20+

10.87        Amendment dated November 20, 1998 to August 8, 1992 Non-Qualified Stock Option Agreement
             between the Company and Tim Swain.  21+

10.88        Amendment dated November 20, 1998 to January 14, 1992 Non-Qualified Stock Option
             Agreement between the Company and Tim Swain.  21+

10.89        Amendment dated November 20, 1998 to March 31, 1994 Non-Qualified Stock Option Agreement
             between the Company and Tim Swain.  21+




ITEM 14. (CONTINUED)


Exhibit
 Number                                             Description
-------      -------------------------------------------------------------------------------------------
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

10.98        Non-Qualified Stock Option Agreement dated February 2, 1999 between the Company and Cami
             Winikoff.  22+

10.99        Employment Agreement dated February 1, 1999 between Trimark Pictures, Inc. and Cami
             Winikoff. 22+

10.100       Trimark Holdings, Inc. 1999 Directors' Option Plan.  22+




ITEM 14. (CONTINUED)


Exhibit
 Number                                             Description
-------      -------------------------------------------------------------------------------------------
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

10.107       Employment Agreement dated August 6, 1998 between Trimark Pictures, Inc., and Andrew
             Reimer.  24

10.108       Amendment No. 4 to the Credit, Security, Guaranty and Pledge Agreement, dated September
             27, 1999, by and between the Registrant's principal operating subsidiaries, Trimark
             Pictures, Inc. and Trimark Television, Inc., and The Chase Manhattan Bank, as
             Administrative Agent and Fronting Bank.  25




ITEM 14. (CONTINUED)


Exhibit
 Number                                             Description
-------      -------------------------------------------------------------------------------------------
10.109       1999 Stock Option Plan of the Registrant.  28

10.110       Amendment No. 5 to the Credit, Security, Guaranty and Pledge Agreement, dated December
             20, 1999, by and between the Registrant's principal operating subsidiaries, Trimark
             Pictures, Inc. and Trimark Television, Inc., and The Chase Manhattan Bank, as
             Administrative Agent and Fronting Bank.  26

10.111       Standard Office Lease - Dated May 5, 1999, by and between Trimark Pictures, Inc., a California corporation and TIAA Realty, Inc., a Delaware corporation. 26

10.112       Non-Qualified Stock Option Certificate dated January 8, 2000 by and between the
             Registrant and Gordon Stulberg.  27+

10.113       Non-Qualified Stock Option Certificate dated January 8, 2000 by and between the
             Registrant and Matthew H. Saver.  27+

10.114       Non-Qualified Stock Option Certificate dated January 8, 2000 by and between the
             Registrant and Tofigh Shirazi.  27+

10.115       Non-Qualified Stock Option Certificate dated January 8, 2000 by and between the
             Registrant and Peter Dekom.  27+

10.116       Securities Purchase Agreement dated as of January 6, 2000 among CinemaNow, Inc. and the investors names therein.  27

10.117       Co-Sale Agreement dated as of January 6, 2000 among CinemaNow, Inc., the investors named therein and the founders named therein (including the Registrant) 27




ITEM 14. (CONTINUED)


Exhibit
 Number                                             Description
-------      -------------------------------------------------------------------------------------------
10.118       Investors' Rights Agreement dated as of January 6, 2000 among CinemaNow, Inc., the investors named therein and the founders named therein (including the Registrant)  27

10.119       Convertible Subordinated Debenture dated February 2, 2000 issued by CinemaNow, Inc. to
             Trimark Pictures, Inc.  27

10.120       Agreement dated as of December 10, 1999 between Trimark Pictures, Inc. and CinemaNow,
             Inc.  27

10.121       Stock Option Agreement (#1) dated March 1, 2000 between CinemaNow, Inc. and Mark Amin.
             27+

10.122       Stock Option Agreement (#2) dated March 1, 2000 between CinemaNow, Inc. and Mark Amin.
             27+

10.123       Stock Option Agreement (#3) dated March 1, 2000 between CinemaNow, Inc. and Mark Amin.
             27+

10.124       Amendment of Employment Agreement, dated as of March 23, 2000, by and between Trimark
             Pictures, Inc., a California corporation and Cami Winikoff. 27+

10.125       Amendment No. 6 to the Credit, Security, Guaranty and Pledge Agreement, dated
             March 29, 2000, by and between the Registrant's principal operating subsidiaries, Trimark
             Pictures, Inc. and Trimark Television, Inc., and The Chase Manhattan Bank, as
             Administrative Agent and Fronting Bank.  1

10.126       Amendment No. 7 to the Credit, Security, Guaranty and Pledge Agreement, dated June 6, 2000, by and between the Registrant's principal operating subsidiaries, Trimark Pictures, Inc. and
             Trimark Television, Inc., and The Chase Manhattan Bank, as Administrative Agent and
             Fronting Bank.  1

21.1         Subsidiaries of Registrant.  1

23.1         Consent of PricewaterhouseCoopers LLP.  1

27           Financial Data Schedule.  1

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

18 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
19 Incorporated by reference to the identical exhibit number in Registrant's Current Report on Form 8-K dated May 15, 1998 (filed May 26, 1998).
20 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
21 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.
22 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
23 Incorporated by reference to the identical exhibit number in Registrant's Current Report on Form 8-K dated June 6, 2000 (filed June 16, 2000).
24 Incorporated by reference to the identical exhibit number in Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
25 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
26 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.
27 Incorporated by reference to the identical exhibit number in Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
28 Incorporated by reference to Annex A to the Registrant's proxy statement dated October 15, 1999.

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

Date: September 28, 2000
     -------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                     Title                     Date
      ---------                     -----                     ----

/s/ Mohammed Mark Amin              Chairman of the Board     09/28/00
---------------------------         and Chief Executive
Mohammed Mark Amin                  Officer [Principal
                                    Executive Officer]

/s/ Peter Dekom                     Director                  09/28/00
---------------------------
Peter Dekom

/s/ Gordon Stulberg                 Director                  09/28/00
---------------------------
Gordon Stulberg

/s/ Tofigh Shirazi                  Director                  09/28/00
---------------------------
Tofigh Shirazi

/s/ Matthew Saver                   Director                  09/28/00
---------------------------
Matthew Saver

/s/ Jeff Gonzalez                   Chief Financial           09/28/00
---------------------------         Officer, and Secretary
Jeff Gonzalez                       [Principal Financial
                                    and Accounting Officer]

                                INDEX TO EXHIBITS

Exhibit                                                                                                 Method
Number                                               Description                                     of Filing
---------------------------------------------------------------------------------------------------------------
10.125              Amendment No. 6 to the Credit, Security, Guaranty and Pledge Agreement,     filed herewith
                    dated March 29, 2000, by and between the Registrant's principal operating   electronically
                    subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., and
                    The Chase Manhattan Bank, as Administrative Agent and Fronting Bank.

10.126              Amendment No. 7 to the Credit, Security, Guaranty and Pledge Agreement,     filed herewith
                    dated June 6, 2000, by and between the Registrant's principal operating     electronically
                    subsidiaries, Trimark Pictures, Inc. and Trimark Television, Inc., and
                    The Chase Manhattan Bank, as Administrative Agent and Fronting Bank.

21.1                Subsidiaries of Registrant.                                                 filed herewith
                                                                                                electronically

23.1                Consent of PricewaterhouseCoopers LLP.                                      filed herewith
                                                                                                electronically

27                  Financial Data Schedule.                                                    filed herewith
                                                                                                electronically